Form 10-Q
period 1996-03-31
NYNEX CABLECOMMS GROUP PLC; NYNEX CABLECOMMS GROUP INC
filed 1996-05-10
CIK 939915, 939916

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         COMMISSION FILE NUMBERS:          0-25638 (NYNEX CABLECOMMS GROUP PLC)
                                           0-25690 (NYNEX CABLECOMMS GROUP INC.)


                           NYNEX CABLECOMMS GROUP PLC


         INCORPORATED UNDER THE            I.R.S. EMPLOYER IDENTIFICATION NO.
         LAWS OF ENGLAND AND WALES                       98-0151138



                          NYNEX CABLECOMMS GROUP INC.


         INCORPORATED UNDER THE            I.R.S. EMPLOYER IDENTIFICATION NO.
         LAWS OF DELAWARE                                98-0151139



                               THE TOLWORTH TOWER
                                   EWELL ROAD
                                    SURBITON
                                 SURREY KT6 7ED
                                 UNITED KINGDOM

                               (44)-181-873-2000
                               (Telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                Yes      /x/                      No       / /

Number of shares outstanding of each of the classes of common stock, as of April 30, 1996:

           925,068,775 Ordinary Shares of NYNEX CableComms Group PLC,
                         pound sterling 0.10 par value
       925,068,775 shares of Common Stock of NYNEX CableComms Group Inc.,
                                 $.01 par value
           (Ordinary Shares and shares of Common Stock are "stapled"
                         and trade together as Units.)

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                         PART 1 - FINANCIAL INFORMATION

                       COMBINED STATEMENTS OF OPERATIONS
               (IN THOUSANDS EXCEPT PER ADS AMOUNTS) (UNAUDITED)


                                                     FOR THE THREE MONTHS ENDED MARCH 31,

                                                    1996              1995              1996
                                                   pound             pound                 $
                                                sterling          sterling          [NOTE B]
Operating Revenue:
   Cable television                               14,290             7,964            21,809
   Telecommunications - residential               14,807             7,329            22,599
   Telecommunications - business                   2,371               927             3,619
   Installation                                    1,053               684             1,606
                                               ----------         ---------         ---------
TOTAL OPERATING REVENUES                          32,521            16,904            49,633
                                               ----------         ---------         ---------
Operating Expenses:
   Programming                                     7,790             3,727            11,889
   Telecommunications                              6,986             3,414            10,662
   Depreciation and amortization                  12,254             7,550            18,702
   Staff costs                                    12,928             9,195            19,731
   Selling, general and administrative            11,783            15,099            17,983
                                               ----------         ---------         ---------

TOTAL OPERATING EXPENSES                          51,741            38,985            78,967
                                               ----------         ---------         ---------

Operating loss                                  (19,220)          (22,081)          (29,334)
                                               ----------         ---------         ---------
Other Income (Expense):
   Interest income                                    86               331               132
   Interest expense                              (5,422)           (2,244)           (8,275)
   Minority interests                             15,203            11,987            23,202
                                               ----------         ---------         ---------

TOTAL OTHER INCOME                                 9,867            10,074            15,059
                                               ----------         ---------         ---------

Loss before income taxes                         (9,353)          (12,007)          (14,275)
Income taxes                                           -             8,389                 -
                                               ----------         ---------         ---------

NET LOSS                                         (9,353)           (3,618)          (14,275)
                                               ==========         =========         =========

LOSS PER ADS                                     (0.101)           (0.039)           (0.154)
                                               ==========         =========         =========

ACCUMULATED DEFICIT
   Beginning of period                          (88,336)          (87,897)         (134,818)
   Net loss                                      (9,353)           (3,618)          (14,275)
                                               ----------         ---------         ---------
   End of period                                (97,869)          (91,515)         (149,093)
                                               ==========         =========         =========


          See accompanying notes to the combined financial statements.

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                            COMBINED BALANCE SHEETS
              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS) (UNAUDITED)


                                                                    MARCH 31, 1996  DECEMBER 31, 1995   MARCH 31, 1996
                                                                        pound             pound                $
                                                                      sterling          sterling            [NOTE B]
ASSETS
Current assets:
  Cash and temporary cash investments                                    7,688              9,807             11,733
  Receivables (net of allowance of pound sterling 1,880 and
    pound sterling 1,492,respectively)                                  33,824             43,551             51,622
  Deferred charges and other current assets                              2,447              2,653              3,735
                                                                    -----------       ------------        -----------
TOTAL CURRENT ASSETS                                                    43,959             56,011             67,090
Property, plant and equipment, (net of accumulated
  depreciation of pound sterling 74,693 and pound sterling
  62,270, respectively)                                                930,703            859,024          1,420,439
Goodwill, net of accumulated amortization of pound sterling
  2,315 and pound sterling 2,138, respectively                          26,026             26,203             39,720
Deferred finance costs, net                                             60,876             59,140             92,909
Other assets                                                             1,283              1,401              1,959
                                                                    -----------       ------------        -----------
TOTAL ASSETS                                                         1,062,847          1,001,779          1,622,117
                                                                    ===========       ============        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      64,876             69,038             99,014
  Other current liabilities                                             43,154             46,834             65,861
                                                                    -----------       ------------        -----------
TOTAL CURRENT LIABILITIES                                              108,030            115,872            164,875

Long-term debt [Note D]                                                215,380            125,350            328,713
Other long-term liabilities                                              8,312              4,970             12,686
Minority interest [Note E]                                             116,918            132,121            178,440
                                                                    -----------       ------------        -----------
TOTAL LIABILITIES                                                      448,640            378,313            684,714
                                                                    -----------       ------------        -----------
Commitments and contingencies [Note G]

STOCKHOLDERS' EQUITY [NOTE H]
Ordinary shares - par value pound sterling 0.10
  per share (1,500 million authorized, 925.1
  million issued and outstanding)                                       92,507            92,500             141,184
Shares of common stock - par value $0.01 per share
  (1,500 million authorized, 925.1 million issued and
  outstanding)                                                           5,763              5,763              8,796
Additional paid-in capital                                             613,626            613,539            936,516
Accumulated deficit                                                   (97,689)           (88,336)          (149,093)
                                                                    -----------       ------------        -----------
TOTAL STOCKHOLDERS' EQUITY                                             614,207            623,466            937,403
                                                                    -----------       ------------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           1,062,847          1,001,779          1,622,117
                                                                    ===========       ============        ===========


          See accompanying notes to the combined financial statements.

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                       COMBINED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS)  (UNAUDITED)

                                                                 FOR THE THREE MONTHS ENDED MARCH 31,
                                                                  1996            1995            1996
                                                                 pound           pound               $
                                                              sterling        sterling        [NOTE B]
Cash Flows From Operating Activities:
Net loss                                                       (9,353)         (3,618)        (14,275)
                                                            -----------     -----------     -----------
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                 12,254           7,550          18,702
  Amortization of deferred finance costs                         1,625           1,050           2,480
  Provision for bad debts                                        1,257             614           1,918
  Minority interest                                           (15,203)        (11,987)        (23,202)
  Deferred income taxes                                              -         (3,099)               -
  Non cash compensation costs                                       95               -             145
  Changes in operating assets and liabilities:
    Receivables                                                  8,470        (11,615)          12,927
    Deferred charges and other current assets                      206         (1,880)             314
    Accounts payable                                               394           8,635             601
    Other current liabilities                                  (3,538)           2,058         (5,399)
                                                            -----------     -----------     -----------
Total adjustments                                                5,560         (8,674)           8,486
                                                            -----------     -----------     -----------
NET CASH USED IN OPERATING ACTIVITIES                          (3,793)        (12,292)         (5,789)
                                                            -----------     -----------     -----------
Cash Flows From Investing Activities:
  Capital expenditures                                        (88,356)        (95,459)       (134,849)
                                                            -----------     -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                         (88,356)        (95,459)       (134,849)
                                                            -----------     -----------     -----------
Cash Flows From Financing Activities:
  Capital contributions                                              -           5,320               -
  Activity with minority joint venture partners                      -           (118)               -
  Proceeds from borrowings                                      90,030          96,329         137,404
  Change in other long-term liabilities                              -             233               -
                                                            -----------     -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       90,030         101,764         137,404
                                                            -----------     -----------     -----------
Net decrease in cash and temporary cash investments            (2,119)         (5,987)         (3,234)
Cash and temporary cash investments at beginning of period       9,807          41,687          14,967
                                                            -----------     -----------     -----------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD             7,688          35,700          11,733
                                                            ===========     ===========     ===========





          See accompanying notes to the combined financial statements.

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

A     ORGANIZATION OF NYNEX CABLECOMMS

      In February 1995, two indirect wholly owned subsidiaries of NYNEX Corporation ("NYNEX") were incorporated: NYNEX CableComms Group PLC ("UK CableComms"), a public limited company incorporated under the laws of England and Wales, and NYNEX CableComms Group Inc. ("US CableComms"), a Delaware corporation (together "the Companies"). The ordinary shares of UK CableComms and the common stock of US CableComms may not be traded separately and may only be traded together as Units in the form of ADSs on the Nasdaq National Market and as Units on the London Stock Exchange. UK CableComms and US CableComms hold 90% and 10%, respectively, of the shares in NYNEX UK CableComms Holdings, Inc. ("UK Holdings").

      UK CableComms and US CableComms collectively, and the subsidiaries and partnerships in which they have the entire or a majority ownership interest, are hereinafter referred to as "NYNEX CableComms".


B     BASIS OF PRESENTATION

      The unaudited combined financial statements have been prepared by UK CableComms and US CableComms pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments necessary for a fair presentation of the financial information for each period shown in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in combined financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year.

      The unaudited combined financial statements should be read in conjunction with the audited combined financial statements and the notes thereto included in the Companies' latest Annual Report.

      The unaudited combined financial statements are presented in pounds sterling ("pound sterling"). Solely for the convenience of the reader, the unaudited combined financial statements as at and for the period ended March 31, 1996 have been presented in US dollars ("$") at the rate of pound sterling 1.00 = $1.5262, the Noon Buying Rate of the Federal Reserve Bank of New York on March 29, 1996. The presentation of the US dollar amounts should not be construed as US GAAP, or as a representation that the pounds sterling amounts shown could be so converted into US dollars at the rate indicated or at any other rate.

      Certain defined terms used herein are defined in the Glossary to the Companies' latest Annual Report.

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.



C     PRINCIPLES OF COMBINATION

      The unaudited combined financial statements present the financial position, results of operations, and cash flows of NYNEX CableComms as if the ownership structure, established on June 14, 1995, had been in existence throughout the periods covered by these unaudited combined financial statements.

      Transactions between entities which are now part of NYNEX CableComms and all significant intercompany accounts and transactions have been eliminated in combination. Certain costs incurred by NYNEX have been charged to NYNEX CableComms on a direct basis or, prior to completion of the Combined Offering, on an allocated basis. Such costs are not substantially different than those which NYNEX CableComms would have incurred on a stand-alone basis.


D     FINANCING OF NYNEX CABLECOMMS

      At March 31, 1996, NYNEX CableComms was party to two broadly similar financing arrangements, one for the Northern Operating Companies and one for the Southern Operating Companies.

      Under the arrangements, two entities related to NYNEX (the "North limited partner" and the "South limited partner") provide credit facilities to the operating companies and invest capital, through limited partnership interests, in partnerships controlled by NYNEX CableComms. Deferred finance costs of pound sterling 42.0 million for the Northern arrangement and pound sterling 23.0 million for the Southern arrangement were incurred in December 1994 and December 1993, respectively.

      Credit Facilities

      The credit facilities are for a maximum of pound sterling 542.5 million in the case of the Northern Operating Companies and pound sterling 274.0 million in the case of the Southern Operating Companies. An additional pound sterling 157.5 million is available under the North facility to expand the network into additional franchise areas if such franchises are acquired prior to December 31, 1998.

      NYNEX CableComms has entered into two forward starting interest rate swaps with NYNEX to reduce potential exposure to interest rate risk on floating rate financing arrangements.

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.




E     MINORITY INTEREST

      The North limited partner and the South limited partner also have limited partnership interests in partnerships (the "North Partnership" and the "South Partnership") controlled by NYNEX CableComms. Minority interest reflects the limited partners' interest in the North and South Partnerships.

      The limited partners have contributed pound sterling 131.3 million and pound sterling 80.4 million, respectively, as of March 31, 1996. The Minority interest in the North Partnership and South Partnership was pound sterling 59.8 million and pound sterling 57.1 million at March 31, 1996, respectively.

      Under the Agreements, NYNEX CableComms generally has an 85% interest, and the limited partners generally have a 15% interest, in all items of income, gain, loss, deduction or credit, except in respect of the initial losses and profits (being specified amounts of profits or losses calculated in accordance with US tax principles) of the relevant Partnership.

      Initial losses up to a maximum cumulative amount of pound sterling 200.0 million for the North Partnership and pound sterling 40.0 million for the South Partnership will be allocated to the limited partners. Subsequent losses will be wholly allocated to NYNEX CableComms until its share of the cumulative losses of the relevant Partnership is equal to 85% of such cumulative losses. Losses thereafter, if any, will be allocated 85% to NYNEX CableComms and 15% to the limited partners. Initial profits will be allocated between NYNEX CableComms and the limited partners in proportion to the cumulative losses allocated to each partner until such losses have been fully offset by profits. Thereafter, all profits are to be allocated 85% to NYNEX CableComms and 15% to the limited partners.

      For the purposes of preparing the combined financial statements, the profit or loss of the relevant Partnership is allocated between NYNEX CableComms and the limited partners in accordance with the profit and loss allocations set out in the relevant Agreement. Initial losses for the South Partnership reached pound sterling 40.0 million in the first quarter of 1996.


F     SUPPLEMENTAL CASH FLOW INFORMATION

      The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":

                                                              FOR THE THREE MONTHS ENDED
      (In thousands)                                                   MARCH 31,
                                                                    1996             1995
                                                                   pound            pound
                                                                sterling         sterling
      Non cash items excluded from the Combined Statements
        of Cash Flows:
          Property, plant and equipment acquired by
            incurring directly related liabilities                59,397           20,619
                                                               ==========       ==========
          Accrued transaction and finance costs                        -            2,431
                                                               ==========       ==========

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.



G     LITIGATION AND OTHER CONTINGENCIES

      Various legal actions and proceedings are pending that may affect NYNEX CableComms. While counsel cannot give assurance as to the outcome of any of these matters, in the opinion of the management of NYNEX CableComms, based upon the advice of counsel, the ultimate resolution of these matters in future periods is not expected to have a material effect on NYNEX CableComms' financial position, operating results or cash flows.


H     STOCKHOLDERS' EQUITY

      The authorized capital of UK CableComms is 1.5 billion ordinary shares with a par value of pound sterling 0.10 per share, of which 925.1 million shares are issued, fully paid and outstanding. The authorized capital of US CableComms is 1.5 billion shares of common stock with a par value of $.01 per share, of which 925.1 million shares are issued, fully paid and outstanding.

      Following the completion of the Combined Offering in 1995, a former employee of NYNEX CableComms was awarded 68,775 Units, having an aggregate value of pound sterling 94,221 for no payment on the vesting date. These shares became fully vested during the first quarter of 1996.

      Loss per ADS for the three months ended March 31, 1995 has been calculated as if the ADSs issued on June 14, 1995 had been in existence at that time.


I     SUBSEQUENT EVENTS

      On April 22, 1996, NYNEX and Bell Atlantic Corporation ("Bell Atlantic") announced a merger of equals by entering into a definitive merger agreement on April 21, 1996 that provides for the formation of a new company to be named Bell Atlantic Corporation. Under the terms of the agreement, NYNEX shareholders will receive one share in the new company for each NYNEX share owned, and the Bell Atlantic shareholders will receive 1.302 shares in the new company for each Bell Atlantic share owned. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approval, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both NYNEX and Bell Atlantic. The transaction is expected to close within twelve months.

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          FIRST QUARTER OF 1996 AS COMPARED WITH FIRST QUARTER OF 1995



RESULTS OF OPERATIONS

REVENUE

Operating revenue increased to pound sterling 32.5 million for the first quarter of 1996 from pound sterling 16.9 million for the first quarter of 1995. The increase is attributable primarily to an increased customer base, due to further marketing in NYNEX CableComms' existing operational franchises and continued construction of the network.

CABLE TELEVISION.   Cable television revenue increased to pound sterling 14.3
million for the first quarter of 1996 from pound sterling 8.0 million for the first quarter of 1995. This increase was primarily the result of an increase in the number of basic customers and an increase in the average revenue per basic customer. The number of basic customers increased to 211,611 at March 31, 1996 from 130,377 at March 31, 1995, while the average monthly cable television revenue per basic customer increased to pound sterling 23.44 for the first quarter of 1996 from pound sterling 21.28 for the first quarter of 1995. The overall increase in average monthly cable television revenue per basic customer is primarily attributable to a favorable increase in the pay to basic ratio.

The number of homes passed and marketed in NYNEX CableComms' operating franchises increased to 1,072,256 at March 31, 1996 from 687,923 at March 31, 1995. Penetration rates increased to 19.7% at March 31, 1996 from 19.0% at March 31, 1995, as a higher proportion of NYNEX CableComms' potential customers chose to purchase television services, in part reflecting the reduction in NYNEX CableComms' churn rate to 30.1% at March 31, 1996 from 32.1% at March 31, 1995. The pay to basic ratio increased to 202.3% at March 31, 1996 from 148.0% at March 31, 1995, due primarily to the change in the packaging and pricing structure of the premium channels in June 1995, designed to influence customers to take additional channels.

During the first quarter of 1996, NYNEX CableComms transmitted its first Pay-Per-View event. 35,287 of NYNEX CableComms' customers subscribed to the program (representing approximately 17.9% of the customer base at December 31, 1995), which generated revenue of pound sterling 0.3 million.

RESIDENTIAL TELECOMMUNICATIONS.   Residential telecommunications revenue
increased to pound sterling 14.8 million for the first quarter of 1996 from pound sterling 7.3 million for the first quarter of 1995. This increase was primarily the result of an increase in the number of residential telecommunications lines which was partially offset by a decrease in the average revenue per line resulting from NYNEX CableComms' introduction of an aggressive pricing strategy in March 1995. The number of residential telecommunications lines increased to 268,235 at March 31, 1996 from 116,614 at March 31, 1995, while the average monthly residential telecommunications revenue per line decreased to pound sterling 19.70 for the first quarter of 1996 from pound sterling 22.94 for the first quarter of 1995. This decrease reflects NYNEX CableComms' adoption of a pricing strategy from March 17, 1995 which provides its average residential telecommunications customer with savings of 25% on monthly bills for line rental and call charges combined over British Telecommunication plc's ("BT's") standard prices, before discounts and promotions. When introducing these reductions, NYNEX CableComms believed that the

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          FIRST QUARTER OF 1996 AS COMPARED WITH FIRST QUARTER OF 1995



immediate reduction in revenue resulting from offering these enhanced savings would be more than offset over time by additional revenue resulting from increased telecommunications penetration rates and greater usage attributable to this strategy. Both the increase in penetration and an upward trend in usage supports this belief.

The increase in the number of residential telecommunications lines reflects the increase in the number of homes passed and marketed for residential telecommunications services, which increased to 1,033,944 at March 31, 1996 from 560,689 at March 31, 1995. Penetration rates increased to 25.9% at March 31, 1996 from 20.8% at March 31, 1995. NYNEX CableComms believes that the increase in penetration rates is primarily attributable to its pricing strategy and broader acceptance of its telecommunications' service as an alternative to BT's. The residential telecommunications churn rate increased to 17.8% at March 31, 1996 from 16.2% at March 31, 1995.

BUSINESS TELECOMMUNICATIONS.    Business telecommunications revenue increased
to pound sterling 2.4 million for the first quarter of 1996 from pound sterling
0.9 million for the first quarter of 1995. This increase was primarily attributable to an increase in the number of lines which was partially offset by a decrease in the average revenue per line. The number of business telecommunications lines increased to 18,166 at March 31, 1996 from 6,478 at March 31, 1995, while the average monthly business telecommunications revenue per line decreased to pound sterling 48.25 for the first quarter of 1996 from pound sterling 52.73 for the first quarter of 1995. This decrease is primarily due to the adoption of an aggressive pricing strategy and the increased number of CENTREX lines, which tend to generate less revenue per line than single business lines. On March 17, 1995, NYNEX CableComms introduced a pricing strategy whereby its business customers enjoy savings, on average, of 25% over BT's standard call charges before discounts and promotions. As with residential telecommunications, NYNEX CableComms believed that the immediate reduction in revenue resulting from offering these enhanced savings would be more than offset over time by additional revenue generated from increased take-up of business telecommunications services and greater usage attributable to this strategy. The upward trend in usage and the increased average number of lines per business customer to 3.5 at March 31, 1996 from 1.5 at March 31, 1995, supports this belief.

The increase in the number of business telecommunications lines also resulted from an increase in the number of businesses passed and marketed for telecommunications services. NYNEX CableComms estimates that the number of businesses passed and marketed for telecommunications services increased to 32,991 at March 31, 1996 from 23,532 at March 31, 1995. The business telecommunications churn rate increased slightly to 12.4% at March 31, 1996 from 12.3% at March 31, 1995.

INSTALLATION. NYNEX CableComms' combined installation revenues for cable television and residential and business telecommunications increased to pound sterling 1.0 million for the first quarter of 1996 from pound sterling 0.7 million for the first quarter of 1995. This growth in revenue reflects the ongoing construction of NYNEX CableComms' network and the corresponding expansion of its customer base. While the number of residential telecommunications and cable television installations doubled during the first quarter of 1996, compared with the first quarter of 1995, there was no corresponding

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          FIRST QUARTER OF 1996 AS COMPARED WITH FIRST QUARTER OF 1995



increase in installation revenue generated during the period. This was primarily the result of a marketing campaign that NYNEX CableComms ran during January and February of 1996, offering residential telecommunications and cable television customers combined installations at a half price installation charge.

OPERATING EXPENSES.    Operating expenses increased to pound sterling 51.7
million for the first quarter of 1996 from pound sterling 39.0 million for the first quarter of 1995 as a result of the continued growth in NYNEX CableComms' network and customer base. The components of total operating expenses are cable television programming costs, telecommunications expenses, depreciation and amortization, staff costs and selling, general and administrative expenses.

Total programming costs increased to pound sterling 7.8 million for the first quarter of 1996 from pound sterling 3.7 million for the first quarter of 1995. Total programming costs as a percentage of cable television revenue were 54% for the first quarter of 1996 compared with 47% for the first quarter of 1995. The increased costs are a result of introducing new channels over the last twelve months and increased rates charged by programming providers, the costs of which have not been passed on to NYNEX CableComms' customers. In addition, the change in the packaging and pricing structure of the premium channels in June 1995 resulted in a reduced gross profit margin being achieved on premium channels. Cable television programming margin will benefit in the second quarter of 1996, from the fixed term programming agreement with BSkyB signed in the second quarter of 1995 (see "Other Matters - Contract with BSkyB" below). NYNEX CableComms believes that passing an element of these cost savings to cable television customers will stimulate demand for premium channels, resulting in an increase in the pay to basic ratio, average monthly revenue per customer and penetration rates, as demonstrated this quarter.

Telecommunications expenses for the first quarter of 1996 were pound sterling
7.0 million compared with pound sterling 3.4 million for the first quarter of 1995. Telecommunications expenses principally represent interconnect charges paid to national and international carriers for NYNEX CableComms' traffic over their respective networks. As a result of the completion of installation of digital switches in all its franchises in 1995, NYNEX CableComms has eliminated the need to pay third parties for switching calls to other telecommunications operators. Telecommunications expenses for the first quarter of 1996 remained 41% of telecommunications revenue as for the first quarter of 1995, despite reductions in the average revenue per line following the adoption of the pricing strategy on March 17, 1995.

Depreciation and amortization increased to pound sterling 12.3 million for the first quarter of 1996 from pound sterling 7.6 million for the first quarter of 1995. This increase is primarily related to the increase in the cost of depreciable property, plant and equipment to pound sterling 918.9 million at March 31, 1996 from pound sterling 595.6 million at March 31, 1995. Depreciation will continue to rise as the network is built out.

Staff costs, which include salaries, wages, benefits and sales commissions, increased to pound sterling 12.9 million for the first quarter of 1996 from pound sterling 9.2 million for the first quarter of 1995. The increased staff costs have primarily occurred due to rising sales commissions as more customers take up NYNEX CableComms' cable services, basic pay increases over the last 12 months and one-time payments

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          FIRST QUARTER OF 1996 AS COMPARED WITH FIRST QUARTER OF 1995



made to employees leaving NYNEX CableComms in the first quarter of 1996 as a result of the cost-management program undertaken towards the end of 1995. Until February 1996, the number of employees was 3,114. Following the cost-management program undertaken towards the end of 1995, the number of employees, including subcontract installers, was 2,857 full time equivalents at March 31, 1996, compared with 2,961 at March 31, 1995.

Selling, general and administrative expenses decreased to pound sterling 11.8 million for the first quarter of 1996 from pound sterling 15.1 million for the first quarter of 1995 as the scale of NYNEX CableComms' operations matured. Following the cost-management program undertaken towards the end of 1995, NYNEX CableComms continues to make business efficiencies. Cost improvements have been made in most areas during the first quarter of 1996, in particular billing, data processing and software enhancement costs, which increased significantly during the first quarter of 1995 as the customer base continued to grow and the implementation of NYNEX CableComms' Integrated Customer Management System ("ICMS") continued. In the final quarter of 1995, revisions to the agreement associated with the cost of development of ICMS were negotiated; the benefits of which have been seen in the first quarter of 1996. In addition, recruitment, training and consultant costs have reduced following the cost-management program.

Total operating expenses directly attributable to the design, construction and installation of the network are capitalized within the network and not charged to income. These capitalized costs were pound sterling 10.9 million for the first quarter of 1996 and pound sterling 10.7 million for the first quarter of 1995.

OTHER INCOME (EXPENSE)

Interest income, which primarily represents interest on bank deposits decreased to pound sterling 0.1 million for the first quarter of 1996 from pound sterling
0.3 million for the first quarter of 1995. Interest income arises primarily from the investment of borrowings and capital contributions in advance of capital expenditures and operating cash flow requirements. NYNEX CableComms did not receive any capital contributions in the first quarter of 1996, compared to pound sterling 5.3 million in the first quarter of 1995.

In the first quarter of 1996, interest expense increased to pound sterling 5.4 million, net of pound sterling 0.5 million which was capitalized, from pound sterling 2.2 million, net of pound sterling 0.3 million which was capitalized, for the first quarter of 1995. Of the increase, pound sterling 1.6 million is attributable to the amortization of deferred finance costs and substantially all of the balance was interest paid to the North and South limited partners in respect of relevant financing arrangements. The remaining increase in the first quarter of 1996 is primarily due to the increased level of funding during the period from the financing arrangements for the Northern Operating Companies and the Southern Operating Companies.

The Minority interest portion of the loss for the first quarter of 1996 was pound sterling 15.2 million compared with pound sterling 12.0 million for the first quarter of 1995. (See Note E to the unaudited Combined Financial Statements describing the Minority Interest in NYNEX CableComms).

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          FIRST QUARTER OF 1996 AS COMPARED WITH FIRST QUARTER OF 1995



INCOME TAXES

Prior to June 14, 1995, NYNEX CableComms' US corporations were included in the NYNEX consolidated tax return and in New York State and New York City combined income tax filings. While included in the NYNEX tax filings, NYNEX CableComms was allocated payments in accordance with the effect its losses had on reducing the consolidated group's taxable income. As a result of the reorganization, which occurred immediately prior to the completion of the Combined Offering on June 14, 1995, NYNEX CableComms and its US corporations no longer qualify to be included in the NYNEX consolidated US federal tax return or in any state or local combined tax returns. As such, any equivalent payments will no longer be made to NYNEX CableComms by NYNEX for any future losses generated. For periods after June 14, 1995, NYNEX UK CableComms Holdings Inc. and its US subsidiaries will be treated as a consolidated group of corporations for US tax return purposes. However, neither UK CableComms nor US CableComms will be consolidated with UK Holdings or its subsidiaries for US tax purposes. As a result, UK CableComms and US CableComms will file US federal tax returns. Therefore no tax benefit arose in the first quarter of 1996. Of the pound sterling 8.4 million tax benefit for the first quarter of 1995, pound sterling 5.3 million was attributable to losses in the quarter and pound sterling 3.1 million was attributable to a deferred tax credit in the quarter.

FOREIGN EXCHANGE

All of NYNEX CableComms' revenues are denominated in pounds sterling. Although the majority of NYNEX CableComms' operating expenses are incurred in pounds sterling, NYNEX CableComms purchases certain of its network materials, equipment and the services of seconded NYNEX employees in US dollars. During the first quarters of 1996 and 1995, NYNEX CableComms did not experience significant gains or losses as a result of fluctuations in the exchange rate of currencies. To date, NYNEX CableComms has not used foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations.

CAPITAL RESOURCES, CASH FLOWS AND LIQUIDITY

Significant additional capital expenditures are required to construct the remaining portions of NYNEX CableComms' network. Under the terms of current licenses, NYNEX CableComms is required to construct cable television systems passing an additional 1.3 million premises by the end of 2000, in accordance with a series of prescribed intermediate milestones for each of its franchises. NYNEX CableComms expects to have significant capital requirements for the foreseeable future, expecting to make capital expenditures of approximately pound sterling 1.0 billion over the three-year period beginning January 1, 1996. By the end of this three year period, NYNEX CableComms intends to have largely completed network construction in its existing franchises. During the first quarter of 1996, capital expenditures were pound sterling 88.4 million.

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          FIRST QUARTER OF 1996 AS COMPARED WITH FIRST QUARTER OF 1995




FINANCING OF NYNEX CABLECOMMS

At March 31, 1996, NYNEX CableComms had available pound sterling 601.1 million of undrawn debt facilities, which are available subject to NYNEX CableComms passing a certain number of homes.

The financing of NYNEX CableComms is described fully in Notes D and E to the unaudited Combined Financial Statements. The North limited partner has contributed pound sterling 131.3 million and pound sterling 53.0 million to the North Partnership at March 31, 1996 and 1995, respectively, and has provided a further pound sterling 163.5 million and pound sterling 136.5 million in financing to the Northern Operating Companies under the North Credit Facility at those dates, respectively. The South limited partner has contributed pound sterling 80.4 million to the South Partnership at March 31, 1996 and has provided a further pound sterling 51.9 million in financing to the Southern Operating Companies under the South Credit Facility at that date.

CASH FLOWS AND LIQUIDITY

NYNEX CableComms had net cash used in operating activities of pound sterling
3.8 million and pound sterling 12.3 million for the first quarters of 1996 and 1995, respectively.

Net cash used in investing activities was pound sterling 88.4 million and pound sterling 95.5 million for the first quarter of 1996 and 1995, respectively, for expenditures on constructing the network and associated capital expenditures.

Net cash provided by financing activities was pound sterling 90.0 million and pound sterling 101.8 million for the first quarter of 1996 and 1995, respectively. In the first quarter of 1995, NYNEX made capital contributions of pound sterling 5.3 million to NYNEX CableComms. Capital contributions by NYNEX to NYNEX CableComms ceased on March 31, 1995 when the financing arrangements for the South were reorganized. After this date, all funding by NYNEX has been through the North and the South limited partners. No capital contributions were made by the North and South limited partners during the first quarter of 1996.

During the first quarter of 1996, the Northern Operating Companies and Southern Operating Companies borrowed pound sterling 90.0 million under the credit facilities which are detailed in Note D to the unaudited Combined Financial Statements.

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          FIRST QUARTER OF 1996 AS COMPARED WITH FIRST QUARTER OF 1995



OTHER MATTERS

REGULATORY ISSUES

(i)   INTERNATIONAL CONSULTATION

In March 1996, the Department of Trade and Industry ("DTI") released a consultative document that proposed the licensing of additional facilities-based operators in the international market. Currently only BT and Mercury are licensed to operate international facilities in the UK. The consultation period ended in April 1996 and a government announcement is expected in May 1996. This initiative has largely overtaken a recent OFTEL consultation on proposals for changes in international interconnection regulation.

(ii)  PRICE CONTROL REVIEW

In December 1995, OFTEL published a consultation document on the BT retail price control to replace the current retail price index minus 7.5% regime that will expire on July 31, 1997. The paper also put forward proposals for a new interconnect regime based on long run incremental costs. In March 1996, OFTEL published its second consultation document on BT Price Controls. The document proposed a retail price control in the range of RPI-5% to RPI-9% covering all major services and consumer segments. OFTEL is also consulting on the possibility of reducing either the duration or the scope of the control. In particular the possibility of a two year control is raised, along with a control covering only small business and residential customers. The latter would result in a reduction in the RPI-x% value. In terms of network controls, OFTEL proposes a long run incremental cost base to which price caps in the range of RPI-3% to RPI-6% would be applied. The second consultation runs until April 26, 1996. Final proposals on the controls are planned for publication at the end of May 1996. NYNEX CableComms continues to believe that the period between 1997 and 2002 (OFTEL's proposed duration of the retail control) will see the establishment of significant competition to BT that will remove the need for continued BT retail price controls. Modifications to BT's license to implement OFTEL's decisions are expected to be finalized in the third quarter of 1996.

(iii) BT REBALANCING

In December 1995, OFTEL published a consultation document outlining proposed modifications to BT's license that would remove the current restriction on BT raising its retail line rental charges by more than the retail price index plus 2% per annum and wholesale charges by the retail price index plus 5% per annum. BT accepted OFTEL's license modifications in February 1996. BT therefore now has the ability to raise its line rental charges. The access deficit regime has been removed which, in turn, removes the potential for payment of access deficit charges to BT by cable operators including NYNEX CableComms. BT's prices overall would still remain subject to the retail price index minus 7.5% control. The license amendments have now been presented to BT and are under consideration.

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          FIRST QUARTER OF 1996 AS COMPARED WITH FIRST QUARTER OF 1995



(iv)  COMPETITION IN TELECOMMUNICATIONS SERVICES

In February 1996, OFTEL introduced a consultation document outlining proposals for the encouragement of the provision of enhanced services across telecommunications networks. The consultation process continued during the first quarter of 1996, and modifications to BT's license are expected to be proposed in the second quarter 1996.

(v)   BROADCASTING BILL

The UK parliament currently has under consideration legislation that introduces changes in UK Broadcasting Policy. In particular, these include the licensing of digital terrestrial broadcasters, modifications to cross-media ownership rules and the merging of the Broadcasting Standards Council and the Broadcasting Complaints Commission. The parliamentary process is also a platform for general debate of broadcasting issues that may lead to proposals over and above those outlined by Government. One such example has been the identification of a list of events that are prevented from exclusive broadcasting by pay-TV operators. The legislation is not expected, however, to present any significant issues for the business and should be adopted by the summer of 1996.



SUBSEQUENT EVENTS

On April 22, 1996, NYNEX and Bell Atlantic Corporation ("Bell Atlantic") announced a merger of equals by entering into a definitive merger agreement on April 21, 1996 that provides for the formation of a new company to be named Bell Atlantic Corporation. Under the terms of the agreement, NYNEX shareholders will receive one share in the new company for each NYNEX share owned, and the Bell Atlantic shareholders will receive 1.302 shares in the new company for each Bell Atlantic share owned. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approval, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both NYNEX and Bell Atlantic. The transaction is expected to close within twelve months.

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.



                   OPERATING STATISTICS - FIRST QUARTER 1996
                                  (UNAUDITED)

THE FOLLOWING TABLE SUMMARIZES INFORMATION SET OUT IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

                                                                                  NET ADDITIONS
                                                                    3 MONTHS TO                   3 MONTHS TO
                                                                      MARCH 31,                     MARCH 31,
                                                                        1996                          1995
CABLE TELEVISION
Homes passed and marketed                                               77,339                        63,832
Cable television customers                                              14,607                         8,409

RESIDENTIAL TELECOMMUNICATIONS
Homes passed and marketed                                               88,142                        59,658
Residential lines connected                                             35,684                        17,660

RESIDENTIAL TELECOMMUNICATIONS
Business lines connected                                                 3,906                         1,167


                                                     MARCH 31,                MARCH 31,               DECEMBER 31,
                                                          1996                     1995                       1995
                                                         TOTAL                    TOTAL                      TOTAL
Homes passed                                         1,360,238                  767,640                  1,201,471
Businesses passed                                       60,648                   27,719                     51,761

                                                 --------------           --------------            ---------------
TOTAL PREMISES PASSED                                1,420,886                  795,359                  1,253,232
                                                 ==============           ==============            ===============


CABLE TELEVISION
Homes passed & marketed                              1,072,256                  687,923                    994,917
Basic customers                                        211,611                  130,377                    197,004
Penetration rate                                         19.7%                    19.0%                      19.8%
Premium units                                          428,009                  192,988                    412,408
Pay to basic ratio                                      202.3%                   148.0%                     209.3%
Additional outlets                                      80,463                   48,125                     71,985
Additional outlets to basic ratio                        38.0%                    36.9%                      36.5%
Churn rate                                               30.1%                    32.1%                      29.4%
Average monthly revenue per customer                     23.44     pound sterling 21.28       pound sterling 21.59
Total revenue for period                  pound sterling 14.3m      pound sterling 8.0m       pound sterling 38.7m

RESIDENTIAL TELECOMMUNICATIONS
Homes passed & marketed                              1,033,944                  560,689                    945,802
Residential lines connected                            268,235                  116,614                    232,551
Penetration rate                                         25.9%                    20.8%                      24.6%
Churn rate                                               17.8%                    16.2%                      17.5%
Average monthly revenue per line          pound sterling 19.70     pound sterling 22.94       pound sterling 19.52
Total revenue for period                  pound sterling 14.8m      pound sterling 7.3m       pound sterling 36.4m

BUSINESS TELECOMMUNICATIONS
Businesses passed and marketed                          32,991                   23,532                     30,450
Business customers                                       5,241                    4,271                      5,133
Business lines connected                                18,166                    6,478                     14,260
Average number of lines per customer                       3.5                      1.5                        2.8
Churn rate                                               12.4%                    12.3%                      11.9%
Average monthly revenue per line          pound sterling 48.25     pound sterling 52.73       pound sterling 46.82
Total revenue for period                   pound sterling 2.4m      pound sterling 0.9m        pound sterling 5.3m

INSTALLATION
Total revenue for period                   pound sterling 1.0m      pound sterling 0.7m        pound sterling 4.6m


FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.



                          PART II - OTHER INFORMATION


ITEM 5     OTHER INFORMATION

           None

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

           (a)  EXHIBITS

           EXHIBIT
           NUMBER

           (27)    Financial Data Schedule

           (b)  REPORTS ON FORM 8-K

           No report on Form 8-K was filed by the registrant during the quarter for which this report is filed.

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.





                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned officers thereunto duly authorized.

                                      NYNEX CABLECOMMS GROUP PLC
                                      ------------------------------
                                      (Registrant)

                                      Nicholas Mearing-Smith
Date:    May 10, 1996                 Principal Financial Officer




                                      NYNEX CABLECOMMS GROUP INC.
                                      ------------------------------
                                      (Registrant)

                                      Nicholas Mearing-Smith
Date:    May 10, 1996                 Principal Financial Officer

                                EXHIBIT INDEX
                                -------------





                   Exhibit 27      Financial Data Schedule