Form 10-Q
period 1996-06-30
NYNEX CABLECOMMS GROUP PLC; NYNEX CABLECOMMS GROUP INC
filed 1996-08-07
CIK 939915, 939916

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       COMMISSION FILE NUMBERS: 0-25638 (NYNEX CABLECOMMS GROUP PLC)
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

                             Yes    [x]    No [  ]

Number of shares outstanding of each of the classes of common stock, as of July 31, 1996:

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

                       COMBINED STATEMENTS OF OPERATIONS
               (IN THOUSANDS EXCEPT PER ADS AMOUNTS) (UNAUDITED)


                                                           FOR THE THREE MONTHS ENDED JUNE 30,
                                                             1996           1995        1996
                                                             POUND          POUND
                                                           STERLING       STERLING       $
                                                                                      [NOTE B]
Operating Revenues:
  Cable television                                            14,866        8,783      23,085
  Telecommunications - residential                            16,374        7,615      25,427
  Telecommunications - business                                3,097          967       4,809
  Installation                                                 1,192          999       1,852
                                                            --------      -------    --------
TOTAL OPERATING REVENUES                                      35,529       18,364      55,173
                                                            --------      -------    --------
Operating Expenses:
  Programming                                                  7,732        4,268      12,007
  Telecommunications                                           7,157        3,470      11,114
  Depreciation and amortization                               12,854        8,010      19,961
  Staff costs                                                 11,114       13,134      17,259
  Selling, general and administrative                         12,238       14,806      19,004
                                                            --------      -------    --------
TOTAL OPERATING EXPENSES                                      51,095       43,688      79,345
                                                            --------      -------    --------
Operating loss                                               (15,566)     (25,324)    (24,172)
                                                            --------      -------    --------
Other Income (Expense):
  Interest income                                                838        1,482       1,301
  Interest expense                                            (4,930)      (8,866)     (7,656)
  Minority interests                                          15,525       31,356      24,109
                                                            --------      -------    --------
TOTAL OTHER INCOME                                            11,433       23,972      17,754
                                                            --------      -------    --------
Loss before income taxes                                      (4,133)      (1,352)     (6,418)
Income taxes                                                       -        4,417           -
                                                            --------      -------    --------
NET (LOSS) INCOME                                             (4,133)        3,065     (6,418)
                                                            ========      =======    ========
(LOSS) EARNINGS PER ADS                                       (0.045)        0.003     (0.069)
                                                            ========      =======    ========
ACCUMULATED DEFICIT
Beginning of period                                          (97,689)     (91,515)   (151,701)
Net loss                                                      (4,133)       3,065      (6,418)
                                                            --------      -------    --------
End of Period                                               (101,822)     (88,450)   (158,119)
                                                            ========      =======    ========

          See accompanying notes to the combined financial statements.

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                       COMBINED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT ADS AMOUNTS) (UNAUDITED)

                                              FOR THE SIX MONTHS ENDED JUNE 30,
                                              1996           1995          1996
                                             POUND          POUND            $
                                           STERLING       STERLING       [NOTE B]
Operating Revenues:
 Cable television                            29,156         16,747         45,276
 Telecommunications - residential            31,181         14,944         48,420
 Telecommunications - business                5,468          1,894          8,492
 Installation                                 2,245          1,683          3,487
                                           --------       --------       --------
TOTAL OPERATING REVENUES                     68,050         35,268        105,675
                                           --------       --------       --------
Operating Expenses:
 Programming                                 15,522          7,995         24,105
 Telecommunications                          14,143          6,884         21,962
 Depreciation and amortization               25,108         15,560         38,990
 Staff costs                                 24,042         22,329         37,335
 Selling, general and administrative         24,021         29,905         37,302
                                           --------       --------       --------
TOTAL OPERATING EXPENSES                    102,836         82,673        159,694
                                           --------       --------       --------
Operating loss                              (34,786)       (47,405)       (54,019)
                                           --------       --------       --------
Other Income (Expense):
 Interest income                                924          1,813          1,435
 Interest expense                           (10,352)       (11,110)       (16,076)
 Minority interests                          30,728         43,343         47,718
                                           --------       --------       --------
TOTAL OTHER INCOME                           21,300         34,046         33,077
                                           --------       --------       --------
Loss before income taxes                    (13,486)       (13,359)       (20,942)
Income taxes                                      -         12,806              -
                                           --------       --------       --------
NET LOSS                                    (13,486)          (553)       (20,942)
                                           ========       ========       ========
LOSS PER ADS                                 (0.146)        (0.006)        (0.226)
                                           ========       ========       ========
ACCUMULATED DEFICIT
Beginning of period                         (88,336)       (87,897)      (137,177)
Net loss                                    (13,486)          (553)       (20,942)
                                           --------       --------       --------
End of period                              (101,822)       (88,450)      (158,119)
                                          =========       ========       ========

          See accompanying notes to the combined financial statements.

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                            COMBINED BALANCE SHEETS
               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)(UNAUDITED)

                                                                JUNE 30,     DECEMBER 31,      JUNE 30,
                                                                  1996           1995            1996
                                                                 POUND          POUND
                                                               STERLING       STERLING           $
                                                                                              [NOTE B]
ASSETS
 Current assets:
 Cash and temporary cash investments                                4,580         9,807          7,112
 Receivables (net of allowance of pound sterling 2,306
  and pound sterling 1,492, respectively)                          26,925        43,551         41,813
 Deferred charges and other current assets                          3,129         2,653          4,858
                                                                ---------     ---------      ---------
TOTAL CURRENT ASSETS                                               34,634        56,011         53,783
Property, plant and equipment, (net of accumulated
 depreciation of pound sterling 86,541 and
 pound sterling 62,270, respectively)                             985,815       859,024      1,530,873
Goodwill, (net of accumulated amortization of
 pound sterling 2,493 and pound sterling 2,138,
 respectively)                                                     25,848        26,203         40,139
Deferred finance costs , net                                       57,290        59,140         88,966
Other assets                                                        1,325         1,401          2,057
                                                                ---------     ---------      ---------
TOTAL ASSETS                                                    1,104,912     1,001,779      1,715,818
                                                                =========     =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                  60,500        69,038         93,950
 Other liabilities                                                 43,501        46,834         67,555
                                                                ---------     ---------      ---------
TOTAL CURRENT LIABILITIES                                         104,001       115,872        161,505
Long-term debt [Note D]                                           283,223       125,350        439,817
Other long-term liabilities                                         6,221         4,970          9,659
Minority interests [Note E]                                       101,393       132,121        157,453
                                                                ---------     ---------      ---------
TOTAL LIABILITIES                                                 494,838       378,313        768,434
                                                                ---------     ---------      ---------
Commitments and contingencies [Note G]
STOCKHOLDERS' EQUITY [NOTE H]
Ordinary shares - par value pound sterling 0.10 per share
 (1,500 million authorized, 925.1 million issued and
 outstanding)                                                      92,507        92,500        143,654
Shares of common stock - par value $0.01 per share
 (1,500 million authorized, 925.1 million issued and
 outstanding)                                                       5,763         5,763          8,949
Additional paid-in capital                                        613,626       613,539        952,900
Accumulated deficit                                              (101,822)      (88,336)      (158,119)
                                                                ---------     ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                                        610,074       623,466        947,384
                                                                ---------     ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      1,104,912     1,001,779      1,715,818
                                                                =========     =========      =========


          See accompanying notes to the combined financial statements.

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                       COMBINED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS)  (UNAUDITED)


                                                           FOR THE THREE MONTHS ENDED JUNE 30,
                                                             1996           1995        1996
                                                             POUND          POUND
                                                           STERLING       STERLING       $
                                                                                      [NOTE B]
Cash Flows From Operating Activities:
Net loss                                                     (13,486)        (553)    (20,942)
                                                            --------     --------   ---------
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                               25,108       15,560      38,990
  Amortization of deferred finance costs                       3,250        2,852       5,047
  Provision for bad debts                                      2,778        1,490       4,314
  Minority interest                                          (30,728)     (43,343)    (47,718)
  Deferred income taxes                                            -       (6,198)          -
  Non cash compensation costs                                     95            -         146
  Changes in operating assets and liabilities:
    Receivables                                               13,848      (12,358)     21,504
    Deferred charges and other current assets                   (476)      (1,222)       (739)
    Accounts payable                                             566       24,137         879
    Other liabilities                                         (3,339)       3,532      (5,183)
                                                            --------     --------   ---------
Total adjustments                                             11,102      (15,550)     17,240
                                                            --------     --------   ---------
NET CASH USED IN OPERATING ACTIVITIES                         (2,384)     (16,103)     (3,702)
                                                            --------     --------   ---------
Cash Flows From Investing Activities:
  Capital expenditures                                      (160,716)    (195,780)   (249,576)
                                                            --------     --------   --------
  Other investing activities, net                                  -          232          -
NET CASH USED IN INVESTING ACTIVITIES                       (160,716)    (195,548)   (249,576)
                                                            --------     --------   ---------
Cash Flows From Financing Activities:
  Proceeds from borrowings                                   157,873            -     245,161
  Capital contributions                                            -        5,320           -
  Repayment of borrowings                                          -     (148,425)          -
  Change in other long-term liabilities                            -          183           -
  Funding from minorities                                          -      129,844           -
  Deferred transaction and finance costs                           -         (882)          -
  Loan to NYNEX Corporation                                        -     (156,889)          -
  Proceeds of share issue (net of pound sterling
    36 million costs)                                              -      380,177           -
  Activity with minority joint venture partners                    -       (3,119)          -
                                                            --------      -------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    157,873      206,209     245,161
                                                            --------      -------    --------
Net decrease in cash and temporary cash
  investments                                                 (5,227)      (5,442)     (8,117)
Cash and temporary cash investments at beginning
  of period                                                    9,807       41,687      15,229
                                                            --------     --------   ---------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD           4,580       36,245       7,112
                                                            ========     ========   =========

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

     The unaudited combined financial statements should be read in conjunction with the audited combined financial statements and the notes thereto included in the Companies' latest Annual Report and incorporated by reference in the Companies' Form 10-K for the year ended December 31, 1995.

     The unaudited combined financial statements are presented in thousands of pounds sterling ("pound sterling"). Solely for the convenience of the reader, the unaudited combined financial statements as at and for the period ended June 30, 1996 have been presented in US dollars ("$") at the rate pound sterling 1.00 = $1.5529, the Noon Buying Rate of the Federal Reserve Bank of New York on June 28, 1996. The presentation of the US dollar amounts should not be construed as US GAAP, or as a representation that the pounds sterling amounts shown could be so converted into US dollars at the rate indicated or at any other rate.

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.


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

D    FINANCING OF NYNEX CABLECOMMS

     At June 30, 1996, NYNEX CableComms was party to two broadly similar financing arrangements, one for the Northern Operating Companies and one for the Southern Operating Companies.

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

     The limited partners have contributed pound sterling 131.3 million and pound sterling 80.4 million, respectively, as of June 30, 1996. The Minority interest in the North Partnership and South Partnership was pound sterling 43.5 million and pound sterling 57.9 million at June 30, 1996, respectively.

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

F    SUPPLEMENTAL CASH FLOW INFORMATION

     The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":

                                                    FOR THE SIX MONTHS
(In thousands)                                        ENDED JUNE 30,
                                                    1996        1995
                                                   POUND        POUND
                                                  STERLING     STERLING
Non cash items excluded from the
  Combined Statements of Cash Flows:
    Property, plant and equipment acquired by
      incurring directly related liabilities       54,849       24,805
                                                   ======       ======
  Accrued transaction and finance costs                 -        2,021
                                                   ======       ======

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

I    SUBSEQUENT EVENTS

     NYNEX Corporation ("NYNEX"), the majority shareholder in NYNEX CableComms, and Bell Atlantic Corporation ("Bell Atlantic"), have previously announced an intention to merge.

     On July 2, 1996, NYNEX and Bell Atlantic executed an amendment to their definitive merger agreement, effecting a technical change in the transaction structure of the merger of equals announced on April 22, 1996. As amended, the agreement provides that a newly formed subsidiary of Bell Atlantic will merge with and into NYNEX, thereby making NYNEX a wholly owned subsidiary of Bell Atlantic. There is no change in the fundamental elements of the proposed merger. The exchange ratio for shares is restated to reflect the difference in the transaction. Each NYNEX shareholder will receive 0.768 shares of Bell Atlantic common stock in exchange for one share of NYNEX common stock. The purpose of the amendment to the merger agreement is to expedite the regulatory approval process by eliminating the need to obtain congressional approval of the merger under a 1913 District of Columbia "anti-merger" law. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, the approval of the shareholders of both NYNEX and Bell Atlantic, and receipt of opinions that the merger will be tax free, except, in the case of NYNEX shareholders, for tax payable because of cash received for a fractional share and the payment by NYNEX of certain transfer taxes on behalf of its shareholders. The transaction is expected to close by April 1997.

     It is expected that the new combined NYNEX and Bell Atlantic will recognize recurring expense savings of approximately $600 million annually by the third year following the consummation of the merger as a result of consolidating operating systems and other administrative functions and reducing management positions. Of these savings, $300 million is expected to be achieved in the first year following the consummation of the merger with an additional $150 million in each of the two succeeding years. Annual capital expenditures for the new combined NYNEX and Bell Atlantic should reflect approximately $250 to $300 million of incremental purchasing efficiencies. As a result of the merger, the merged NYNEX and Bell Atlantic is expected to incur certain transition and integration charges of approximately $500 million in the first year following the consummation of the merger. An additional $200 to $400 million in charges are anticipated over the two succeeding years.

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

     Information contained above with respect to the expected financial impact of the proposed merger is forward-looking. These statements represent NYNEX's and Bell Atlantic's reasonable judgement with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include: materially adverse changes in economic conditions in the markets served by NYNEX and Bell Atlantic; substantial delay in the expected closing of the merger; competition from others in the local exchange and toll service markets; and the timing of entry and profitability of the new combined NYNEX and Bell Atlantic in the long distance and video markets.

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         SECOND QUARTER OF 1996 AS COMPARED WITH SECOND QUARTER OF 1995



RESULTS OF OPERATIONS

REVENUE

Operating revenue increased to pound sterling 35.5 million for the second quarter of 1996 from pound sterling 18.4 million for the second quarter of 1995. The increase is attributable primarily to an increased customer base, due to further marketing in NYNEX CableComms' existing operational franchises as construction of the network continues.

CABLE TELEVISION.   Cable television revenue increased to pound sterling 14.9
million for the second quarter of 1996 from pound sterling 8.8 million for the second quarter of 1995. This increase was primarily the result of an increase in the number of basic customers and an increase in the average revenue per basic customer. The number of basic customers increased to 226,849 at June 30, 1996 from 146,575 at June 30, 1995, while the average monthly cable television revenue per basic customer increased to pound sterling 22.56 for the second quarter of 1996 from pound sterling 21.23 for the second quarter of 1995. The overall increase in average monthly cable television revenue per basic customer is primarily attributable to a favorable increase in the pay to basic ratio. The pay to basic ratio increased to 197.1% at June 30, 1996 from 154.9% at June 30, 1995. The increase was primarily due to the change in the packaging and pricing structure of the premium channels in June 1995, designed to encourage customers to purchase premium channels thereby enabling NYNEX CableComms to take advantage of improved pricing in the BSkyB contract executed in the second quarter of 1995.

The number of cable television homes passed and marketed in NYNEX CableComms' operating franchises increased to 1,156,658 at June 30, 1996 from 780,275 at June 30, 1995. Penetration rates increased to 19.6% at June 30, 1996 from 18.8% at June 30, 1995, as a higher proportion of NYNEX CableComms' potential customers chose to purchase television services. This increase has been driven by a number of marketing initiatives such as a "dual single service upgrade" introduced in the last six months, a restructuring of the sales commission policy and an emphasis on retaining customers. NYNEX CableComms' churn rate increased to 30.6% at June 30, 1996 from 28.6% at June 30, 1995.

RESIDENTIAL TELECOMMUNICATIONS.   Residential telecommunications revenue
increased to pound sterling 16.4 million for the second quarter of 1996 from pound sterling 7.6 million for the second quarter of 1995. This increase was primarily the result of an increase in the number of residential telecommunications lines and an increase in the average monthly revenue per line. The number of residential telecommunications lines increased to 296,236 at June 30, 1996 from 152,215 at June 30, 1995.

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         SECOND QUARTER OF 1996 AS COMPARED WITH SECOND QUARTER OF 1995

The average monthly residential telecommunications revenue per line increased to pound sterling 19.31 for the second quarter of 1996 from pound sterling 19.06 for the second quarter of 1995. When introducing price savings to the average residential customer of 25% over British Telecommunications plc ("BT's") standard call charges before discounts and promotions in March 1995, NYNEX CableComms believed that the immediate reduction in revenue resulting from offering these enhanced savings would be more than offset over time by additional revenue resulting from increased telecommunications penetration rates and greater usage attributable to this strategy. Both the increase in penetration rate to 26.2% at June 30, 1996 from 22.5% at June 30, 1995 and the increased average monthly revenue support this belief. NYNEX CableComms believes that the increase in penetration rates is primarily attributable to its pricing strategy and broader acceptance of its telecommunications' service as an alternative to BT's.

The increase in the number of residential telecommunications lines reflects the increase in the number of homes passed and marketed for residential telecommunications services, which increased to 1,132,565 at June 30, 1996 from 676,721 at June 30, 1995. The residential telecommunications churn rate increased to 16.8% at June 30, 1996 from 15.3% at June 30, 1995.

BUSINESS TELECOMMUNICATIONS.   Business telecommunications revenue increased to
pound sterling 3.1 million for the second quarter of 1996 from pound sterling
1.0 million for the second quarter of 1995. This increase was primarily attributable to an increase in the number of lines and the increase in the average monthly revenue. The number of business telecommunications lines increased to 22,025 at June 30, 1996 from 9,022 at June 30, 1995, and the average monthly business telecommunications revenue per line increased to pound sterling 51.23 for the second quarter of 1996 from pound sterling 42.31 for the second quarter of 1995.

As with residential telecommunications, NYNEX CableComms believed that the immediate reduction in revenue resulting from offering price savings over BT would be more than offset over time by additional revenue generated from increased take-up of business telecommunications services and greater usage attributable to this strategy. In March 1996, business telesales was introduced as a new sales medium for business customers, together with a new stepped rental charge for business customers using CENTREX. These new marketing initiatives were designed to encourage greater usage and increase average monthly revenue per line. The upward trend in average monthly revenue per line and the increased average number of lines per business customer to 3.7 at June 30, 1996 from 2.3 at June 30, 1995 support both the above strategies.

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         SECOND QUARTER OF 1996 AS COMPARED WITH SECOND QUARTER OF 1995

The increase in the number of business telecommunications lines also resulted from an increase in the number of businesses passed and marketed for telecommunications services. NYNEX CableComms estimates that the number of businesses passed and marketed for telecommunications services increased to 34,155 at June 30, 1996 from 25,073 at June 30, 1995. The business telecommunications churn rate increased to 13.4% at June 30, 1996 from 10.3% at June 30, 1995.

INSTALLATION. NYNEX CableComms' combined installation revenues for cable television and residential and business telecommunications increased to pound sterling 1.2 million for the second quarter of 1996 from pound sterling 1.0 million for the second quarter of 1995. The growth in revenue primarily reflects the increase in business installations in the second quarter of 1996 compared to the second quarter of 1995.

OPERATING EXPENSES. Operating expenses increased to pound sterling 51.1 million for the second quarter of 1996 from pound sterling 43.7 million for the second quarter of 1995 as a result of the continued growth in NYNEX CableComms' network and customer base. The components of total operating expenses are cable television programming costs, telecommunications expenses, depreciation and amortization, staff costs and selling, general and administrative expenses.

Total programming costs increased to pound sterling 7.7 million for the second quarter of 1996 from pound sterling 4.3 million for the second quarter of 1995. Total programming costs as a percentage of cable television revenue were 52% for the second quarter of 1996 compared with 49% for the second quarter of 1995. The increased costs are a result of introducing new channels over the last twelve months and increased rates charged by programming providers, the costs of which have not been passed on to NYNEX CableComms' customers. The change in the packaging and pricing structure of the premium channels in June 1995 also resulted in a reduced gross profit margin being achieved on premium channels. NYNEX CableComms' programming costs have benefited in the second quarter of 1996 from the fixed term programming agreement with BSkyB signed in the second quarter of 1995. NYNEX CableComms believes that passing an element of these cost savings to cable television customers will stimulate demand for premium channels, resulting in an increase in the pay to basic ratio, average monthly revenue per customer and penetration rates, as demonstrated this quarter.

Telecommunications expenses for the second quarter of 1996 were pound sterling
7.2 million compared with pound sterling 3.5 million for the second quarter of 1995. Telecommunications expenses principally represent interconnect charges paid to national and international carriers for NYNEX CableComms' traffic

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         SECOND QUARTER OF 1996 AS COMPARED WITH SECOND QUARTER OF 1995

over their respective networks; these costs increase as the volume of traffic increases. As a result of the completion of installation of digital switches in all its franchises in 1995, NYNEX CableComms has eliminated the need to pay third parties for switching calls to other telecommunications operators. Total telecommunications expenses as a percentage of telecommunications revenue were 37% for the second quarter of 1996 compared with 40% for the second quarter of 1995.

Depreciation and amortization increased to pound sterling 12.9 million for the second quarter of 1996 from pound sterling 8.0 million for the second quarter of 1995. This increase is primarily related to the increase in the cost of total property, plant and equipment to pound sterling 1,072.4 million at June 30, 1996 from pound sterling 700.6 million at June 30, 1995. Depreciation will continue to rise as the network is built out.

Staff costs, which include salaries, wages, benefits and sales commissions, decreased to pound sterling 11.1 million for the second quarter of 1996 from pound sterling 13.1 million for the second quarter of 1995. The decrease is due to a reduction in the number of NYNEX CableComms' employees as a result of the cost-management program undertaken towards the end of 1995. The number of employees (excluding sub-contract installers) was 2,455 full time equivalents at June 30, 1996, compared with 2,837 at June 30, 1995.

Selling, general and administrative expenses decreased to pound sterling 12.2 million for the second quarter of 1996 from pound sterling 14.8 million for the second quarter of 1995 as a result of the cost-management program and as the scale of NYNEX CableComms' operations matured. Following the cost-management program undertaken towards the end of 1995, NYNEX CableComms has continued to realize business efficiencies. Cost improvements have been made in most areas during the second quarter of 1996, in particular billing, data processing and software enhancement costs, which increased significantly during the second quarter of 1995 as the customer base continued to grow and the implementation of NYNEX CableComms' Integrated Customer Management System ("ICMS") continued. In addition, recruitment, training and consultancy costs have been reduced following the cost-management program.

Total operating expenses directly attributable to the design, construction and installation of the network are capitalized within the network and not charged to income. These capitalized costs were pound sterling 11.5 million for the second quarter of 1996 and pound sterling 9.3 million for the second quarter of 1995.

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         SECOND QUARTER OF 1996 AS COMPARED WITH SECOND QUARTER OF 1995

OTHER INCOME (EXPENSE)

Interest income, which primarily represents interest on bank deposits, decreased to pound sterling 0.8 million for the second quarter of 1996 from pound sterling
1.5 million for the second quarter of 1995. Interest income arises primarily from the investment of borrowings and capital contributions in advance of capital expenditures and operating cash flow requirements. In 1995 additional interest income was earned from the investment of the proceeds of the share issuance in June 1995.

In the second quarter of 1996, interest expense decreased to pound sterling 4.9 million, net of pound sterling 2.0 million which was capitalized, from pound sterling 8.9 million, net of pound sterling 0.3 million which was capitalized, for the second quarter of 1995. In the second quarter of 1996, pound sterling
1.6 million of interest expense was attributable to the amortization of deferred finance costs, compared to pound sterling 1.8 million in the second quarter of 1995. The balance of interest expense for both periods was primarily interest paid to the North and South limited partners in respect of relevant financing arrangements. The amount of capitalized interest relates to the level of work-in-progress and the level of long-term debt which increased to pound sterling 283.2 million at June 30, 1996 from pound sterling 97.1 million at June 30, 1995. In 1995, interest expense increased as a result of increased funding during the period from the financing arrangements for the Northern Operating Companies and the Southern Operating Companies and the reorganization of the financing arrangements for the Southern Operating Companies on March 31, 1995. The reorganization resulted in the reclassification of pound sterling 193.6 million from Minority Interest and Capital Contributions from NYNEX to long-term debt; contributing to a higher interest expense in the second quarter of 1995. At the end of June 1995 a significant portion of long-term debt was eliminated using the proceeds of the share issuance on June 14, 1995.

The Minority interest portion of the loss for the second quarter of 1996 was pound sterling 15.5 million compared with pound sterling 31.4 million for the second quarter of 1995. (See Note E to the unaudited Combined Financial Statements describing the Minority Interest in NYNEX CableComms).

INCOME TAXES

Prior to June 14, 1995, NYNEX CableComms' US corporations were included in the NYNEX consolidated tax return and in New York State and New York City combined income tax filings. While included in the NYNEX tax filings, NYNEX CableComms was allocated payments in accordance with the effect its losses had on reducing the consolidated group's taxable income. As a result of the reorganization, which occurred immediately prior to the completion of the

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         SECOND QUARTER OF 1996 AS COMPARED WITH SECOND QUARTER OF 1995


Combined Offering on June 14, 1995, NYNEX CableComms and its US corporations no longer qualify to be included in the NYNEX consolidated US federal tax return or in any state or local combined tax returns. As such, any equivalent payments will no longer be made to NYNEX CableComms by NYNEX for any future losses generated. For periods after June 14, 1995, NYNEX UK CableComms Holdings Inc. and its US subsidiaries will be treated as a consolidated group of corporations for US tax return purposes. However, neither UK CableComms nor US CableComms will be consolidated with UK Holdings or its subsidiaries for US tax purposes. As a result, UK CableComms and US CableComms will file their own US federal tax returns. Therefore no tax benefit arose in the second quarter of 1996. Of the pound sterling 4.4 million tax benefit for the second quarter of 1995, pound sterling 3.1 million was attributable to a deferred tax credit in the quarter.

FOREIGN EXCHANGE

All of NYNEX CableComms' revenues are denominated in pounds sterling. Although the majority of NYNEX CableComms' operating expenses are incurred in pounds sterling, NYNEX CableComms purchases certain of its network materials, equipment and the services of seconded NYNEX employees in US dollars. During the second quarters of 1996 and 1995, NYNEX CableComms did not experience significant gains or losses as a result of fluctuations in the exchange rate of currencies. To date, NYNEX CableComms has not used foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations.

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.
                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FIRST SIX MONTHS 1996 AS COMPARED TO FIRST SIX MONTHS OF 1995


RESULTS OF OPERATIONS

REVENUE

Operating revenue increased to pound sterling 68.1 million for the first six months of 1996 from pound sterling 35.3 million for the first six months of 1995. The increase is attributable primarily to an increased customer base, due to further marketing in NYNEX CableComms' existing operational franchises as construction of the network continues.

CABLE TELEVISION.   Cable television revenue increased to pound sterling 29.2
million for the first six months of 1996 from pound sterling 16.7 million for the first six months of 1995. This increase was primarily the result of an increase in the number of basic customers and an increase in the average revenue per basic customer. The number of basic customers increased to 226,849 at June 30, 1996 from 146,575 at June 30, 1995, while the average monthly cable television revenue per basic customer increased to pound sterling 22.95 for the first six months of 1996 from pound sterling 21.25 for the first six months of 1995. The overall increase in average monthly cable television revenue per basic customer is primarily attributable to a favorable increase in the pay to basic ratio. The pay to basic ratio increased to 197.1% at June 30, 1996 from 154.9% at June 30, 1995. The increase was primarily due to the change in the packaging and pricing structure of the premium channels in June 1995, designed to encourage customers to purchase premium channels thereby enabling NYNEX CableComms to take advantage of improved pricing in the BSkyB contract executed in the second quarter of 1996.

The number of cable television homes passed and marketed in NYNEX CableComms' operating franchises increased to 1,156,658 at June 30, 1996 from 780,275 at June 30, 1995. Penetration rates increased to 19.6% at June 30, 1996 from 18.8% at June 30, 1995, as a higher proportion of NYNEX CableComms' potential customers chose to purchase television services. This increase has been driven by a number of marketing initiatives such as a "dual single service upgrade" introduced in the last six months, a restructuring of the sales commission policy and an emphasis on retaining customers. NYNEX CableComms' churn rate increased to 30.6% at June 30, 1996 from 28.6% at June 30, 1995.

During the first quarter of 1996, NYNEX CableComms transmitted its first Pay-Per-View event. 35,287 of NYNEX CableComms' customers subscribed to the program (representing approximately 17.9% of the customer base at December 31, 1995), which generated revenue of pound sterling 0.3 million.

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.
                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FIRST SIX MONTHS 1996 AS COMPARED TO FIRST SIX MONTHS OF 1995


RESIDENTIAL TELECOMMUNICATIONS.   Residential telecommunications revenue
increased to pound sterling 31.2 million for the first six months of 1996 from pound sterling 14.9 million for the first six months of 1995. This increase was primarily the result of an increase in the number of residential telecommunications lines which was partially offset by a decrease in the average revenue per line resulting from NYNEX CableComms' introduction of an aggressive pricing strategy in March 1995, whereby NYNEX CableComms provides its average residential customer with savings of 25% on monthly bills for line rental and call charges combined over BT's standard prices, before discounts and promotions. The number of residential telecommunications lines increased to 296,236 at June 30, 1996 from 152,215 at June 30, 1995, while the average monthly residential telecommunications revenue per line decreased to pound sterling 19.49 for the first six months of 1996 from pound sterling 20.74 for the first six months of 1995. When introducing the price reductions, NYNEX CableComms believed that the immediate reduction in revenue resulting from offering these enhanced savings would be more than offset over time by additional revenue resulting from increased telecommunications penetration rates and greater usage attributable to this strategy. Both the increase in penetration and an upward trend in usage support this belief, as does the increased average monthly revenue for the second quarter of 1996 compared to the second quarter of 1995.

The increase in the number of residential telecommunications lines reflects the increase in the number of homes passed and marketed for residential telecommunications services, which increased to 1,132,565 at June 30, 1996 from 676,721 at June 30, 1995. Penetration rates increased to 26.2% at June 30, 1996 from 22.5% at June 30, 1995. NYNEX CableComms believes that the increase in penetration rates is primarily attributable to its pricing strategy and broader acceptance of its telecommunications' service as an alternative to BT's. The residential telecommunications churn rate increased to 16.8% at June 30, 1996 from 15.3% at June 30, 1995.

BUSINESS TELECOMMUNICATIONS.   Business telecommunications revenue increased to
pound sterling 5.5 million for the first six months of 1996 from pound sterling 1.9 million for the first six months of 1995. This increase was primarily attributable to an increase in the number of business lines, and an increase in the average monthly revenue. The number of business telecommunications lines increased to 22,025 at June 30, 1996 from 9,022 at June 30, 1995, and the average monthly business telecommunications revenue per line increased to pound sterling 50.41 for the first six months of 1996 from pound sterling 46.73 for the first six months of 1995.

As with residential telecommunications, NYNEX CableComms believed that the immediate reduction in revenue resulting from offering price savings over BT would be more than offset over time by additional revenue generated from increased take-up of business

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.
                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FIRST SIX MONTHS 1996 AS COMPARED TO FIRST SIX MONTHS OF 1995


telecommunications services and greater usage attributable to this strategy. In March 1996, business telesales was introduced as a new sales medium for business customers, together with a new stepped rental charge for business customers using CENTREX. These new marketing initiatives were designed to encourage greater usage and increase average monthly revenue per line. The upward trend in average monthly revenue per line and the increased average number of lines per business customer to 3.7 at June 30, 1996 from 2.3 at June 30, 1995 support both the above strategies.

The increase in the number of business telecommunications lines also resulted from an increase in the number of businesses passed and marketed for telecommunications services. NYNEX CableComms estimates that the number of businesses passed and marketed for telecommunications services increased to 34,155 at June 30, 1996 from 25,073 at June 30, 1995. The business telecommunications churn rate increased to 13.4% at June 30, 1996 from 10.3% at June 30, 1995.

INSTALLATION. NYNEX CableComms' combined installation revenues for cable television and residential and business telecommunications increased to pound sterling 2.2 million for the first six months of 1996 from pound sterling 1.7 million for the first six months of 1995. This growth in revenue reflects the ongoing construction of NYNEX CableComms' network and the corresponding expansion of its customer base.

OPERATING EXPENSES. Operating expenses increased to pound sterling 102.8 million for the first six months of 1996 from pound sterling 82.7 million for the first six months of 1995 as a result of the continued growth in NYNEX CableComms' network and customer base. The components of total operating expenses are cable television programming costs, telecommunications expenses, depreciation and amortization, staff costs and selling, general and administrative expenses.

Total programming costs increased to pound sterling 15.5 million for the first six months of 1996 from pound sterling 8.0 million for the first six months of 1995. Total programming costs as a percentage of cable television revenue were 53% for the first six months of 1996 compared with 48% for the first six months of 1995. The increased costs are a result of introducing new channels over the last twelve months and increased rates charged by programming providers, the costs of which have not been passed on to NYNEX CableComms' customers. The change in the packaging and pricing structure of the premium channels in June 1995 also resulted in a reduced gross profit margin being achieved on premium channels. NYNEX CableComms' programming costs have benefited in the second quarter of 1996 from the fixed term programming agreement with BSkyB signed in the second quarter of 1995. NYNEX CableComms believes that passing an element of these cost savings to cable television customers will stimulate demand for premium channels, resulting in

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.
                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FIRST SIX MONTHS 1996 AS COMPARED TO FIRST SIX MONTHS OF 1995


an increase in the pay to basic ratio, average monthly revenue per customer and penetration rates, as demonstrated in the first six months of 1996 compared to the same period in 1995.

Telecommunications expenses for the first six months of 1996 were pound sterling
14.1 million compared with pound sterling 6.9 million for the first six months of 1995. Telecommunications expenses principally represent interconnect charges paid to national and international carriers for NYNEX CableComms' traffic over their respective networks; these costs increase as the volume of traffic increases. As a result of the completion of installation of digital switches in all its franchises in 1995, NYNEX CableComms has eliminated the need to pay third parties for switching calls to other telecommunications operators. Telecommunications expenses were 39% of telecommunications revenue for the first six months of 1996 compared with 41% for the first six months of 1995, this was achieved despite reductions in the average revenue per line following the adoption of the pricing strategy in March 1995.

Depreciation and amortization increased to pound sterling 25.1 million for the first six months of 1996 from pound sterling 15.6 million for the first six months of 1995. This increase is primarily related to the increase in the cost of total property, plant and equipment to pound sterling 1,072.4 million at June 30, 1996 from pound sterling 700.6 million at June 30, 1995. Depreciation will continue to rise as the network is built out.

Staff costs, which include salaries, wages, benefits and sales commissions, increased to pound sterling 24.0 million for the first six months of 1996 from pound sterling 22.3 million for the first six months of 1995. Staff costs increased partially as a result of annual basic pay increases made in the second quarter of 1996 and rising sales commissions as more customers purchase NYNEX CableComms' cable services. These additional costs were off-set by reductions in costs as staff numbers have reduced. The staff costs in the first quarter of 1996 also included one-time payments made to employees leaving NYNEX CableComms in the first quarter of 1996. Until February 1996, the number of employees (excluding sub-contract installers) was 2,863. Following the cost-management program undertaken towards the end of 1995, the number of employees (excluding subcontract installers), was 2,455 full time equivalents at June 30, 1996, compared with 2,837 at June 30, 1995.

Selling, general and administrative expenses decreased to pound sterling 24.0 million for the first six months of 1996 from pound sterling 29.9 million for the first six months of 1995 as a result of the cost-management program and as the scale of NYNEX CableComms' operations matured. Following the cost-management program undertaken towards the end of 1995, NYNEX CableComms continued to make business efficiencies. Cost improvements have been made in most areas during the first six months of 1996, in particular billing, data processing and software enhancement costs, which increased significantly during the first six months of 1995 as the customer base continued to

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.
                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FIRST SIX MONTHS 1996 AS COMPARED TO FIRST SIX MONTHS OF 1995


grow and the implementation of NYNEX CableComms' Integrated Customer Management System ("ICMS") continued. In the final quarter of 1995, revisions to the agreement associated with the cost of development of ICMS were negotiated, the benefits of which have been seen in the first six months of 1996. In addition, recruitment, training and consultant costs have been reduced following the cost-management program.

Total operating expenses directly attributable to the design, construction and installation of the network are capitalized within the network and not charged to income. These capitalized costs were pound sterling 22.4 million for the first six months of 1996 and pound sterling 19.0 million for the first six months of 1995.

OTHER INCOME (EXPENSE)

Interest income, which primarily represents interest on bank deposits decreased to pound sterling 0.9 million for the first six months of 1996 from pound sterling 1.8 million for the first six months of 1995. Interest income arises primarily from the investment of borrowings and capital contributions in advance of capital expenditures and operating cash flow requirements. In 1995 additional interest income was earned from the investment of the proceeds of the share issuance in June 1995.

In the first six months of 1996, interest expense decreased to pound sterling
10.4 million, net of pound sterling 2.4 million which was capitalized, from pound sterling 11.1 million, net of pound sterling 0.6 million which was capitalized, for the first six months of 1995. In the first six months of 1996, pound sterling 3.2 million of interest expense was attributable to the amortization of deferred finance costs, compared to pound sterling 2.9 million in the first six months of 1995. The balance of interest expense for both periods was primarily interest paid to the North and South limited partners in respect of relevant financing arrangements. The amount of capitalized interest relates to the level of work-in-progress and the level of long-term debt which increased to pound sterling 283.2 million at June 30, 1996 from pound sterling
97.1 million at June 30, 1995. At the end of June 1995 a significant portion of long-term debt was eliminated using the proceeds of the share issuance on June 14, 1995.

The Minority interest portion of the loss for the first six months of 1996 was pound sterling 30.7 million compared with pound sterling 43.3 million for the first six months of 1995. (See Note E to the unaudited Combined Financial Statements describing the Minority Interest in NYNEX CableComms).


INCOME TAXES

Prior to June 14, 1995, NYNEX CableComms' US corporations were included in the NYNEX consolidated tax return and in New York State and New York City combined income tax filings.

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.
                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FIRST SIX MONTHS 1996 AS COMPARED TO FIRST SIX MONTHS OF 1995



While included in the NYNEX tax filings, NYNEX CableComms was allocated payments in accordance with the effect its losses had on reducing the consolidated group's taxable income. As a result of the reorganization, which occurred immediately prior to the completion of the Combined Offering on June 14, 1995, NYNEX CableComms and its US corporations no longer qualify to be included in the NYNEX consolidated US federal tax return or in any state or local combined tax returns. As such, any equivalent payments will no longer be made to NYNEX CableComms by NYNEX for any future losses generated. For periods after June 14, 1995, NYNEX UK CableComms Holdings Inc. and its US subsidiaries will be treated as a consolidated group of corporations for US tax return purposes. However, neither UK CableComms nor US CableComms will be consolidated with UK Holdings or its subsidiaries for US tax purposes. As a result, UK CableComms and US CableComms will file their own US federal tax returns. Therefore no tax benefit arose in the first six months of 1996. Of the pound sterling 12.8 million tax benefit for the first six months of 1995, pound sterling 6.2 million was attributable to a deferred tax credit in the period. The balance was primarily attributable to losses in the period.


FOREIGN EXCHANGE

All of NYNEX CableComms' revenues are denominated in pounds sterling. Although the majority of NYNEX CableComms' operating expenses are incurred in pounds sterling, NYNEX CableComms purchases certain of its network materials, equipment and the services of seconded NYNEX employees in US dollars. During the first six months of 1996 and 1995, NYNEX CableComms did not experience significant gains or losses as a result of fluctuations in the exchange rate of currencies. To date, NYNEX CableComms has not used foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations.


CAPITAL RESOURCES, CASH FLOWS AND LIQUIDITY

Significant additional capital expenditures are required to construct the remaining portions of NYNEX CableComms' network. Under the terms of current licenses, NYNEX CableComms is required to construct cable television systems passing an additional 1.1 million premises by the end of 2000, in accordance with a series of prescribed intermediate milestones for each of its franchises. NYNEX CableComms expects to have significant capital requirements for the foreseeable future, expecting to make capital expenditures of approximately pound sterling 1.0 billion over the three-year period beginning January 1, 1996. By the end of this three year period, NYNEX CableComms intends to have largely completed network construction in its existing franchises. During the first six months of 1996, capital expenditures were pound sterling 160.7 million.

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.
                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FIRST SIX MONTHS 1996 AS COMPARED TO FIRST SIX MONTHS OF 1995


FINANCING OF NYNEX CABLECOMMS

At June 30, 1996, NYNEX CableComms had available pound sterling 533.3 million of undrawn debt facilities, which are available subject to NYNEX CableComms passing a certain number of homes. In addition, NYNEX has entered into a credit facility with NYNEX CableComms to make available a credit facility of pound sterling 200.0 million. NYNEX CableComms may make drawings under this facility at any time after June 1, 1996 and amounts borrowed may remain outstanding until 1998. No drawings have been made on this facility.

The financing of NYNEX CableComms is described in Notes D and E to the unaudited Combined Financial Statements. The North limited partner has contributed pound sterling 131.3 million and pound sterling 110.0 million to the North Partnership at June 30, 1996 and 1995, respectively, and has provided a further pound sterling 197.1 million and pound sterling 91.7 million in financing to the Northern Operating Companies under the North Credit Facility at those dates, respectively. The South limited partner has contributed pound sterling 80.4 million and pound sterling 69.8 million to the South Partnership at June 30, 1996 and 1995, respectively, and has provided a further pound sterling 86.1 million and pound sterling 5.4 million in financing to the Southern Operating Companies under the South Credit Facility at those dates, respectively.

CASH FLOWS AND LIQUIDITY

NYNEX CableComms had net cash used in operating activities of pound sterling 2.4 million and pound sterling 16.1 million for the first six months of 1996 and 1995, respectively.

Net cash used in investing activities was pound sterling 160.7 million and pound sterling 195.5 million for the first six months of 1996 and 1995, respectively, for expenditures on constructing the network and associated capital expenditures.

Net cash provided by financing activities was pound sterling 157.9 million and pound sterling 206.2 million for the first six months of 1996 and 1995, respectively. In the first six months of 1995, NYNEX made capital contributions of pound sterling 5.3 million to NYNEX CableComms. Capital contributions by NYNEX to NYNEX CableComms ceased on March 31, 1995 when the financing arrangements for the South were reorganized. After this date, all funding by NYNEX has been through the North and the South limited partners. No capital contributions were made by the North and South limited partners during the first six months of 1996.

During the first six months of 1996, the Northern Operating Companies and Southern Operating Companies borrowed pound sterling 157.9 million under the credit facilities which are detailed in Note D to the unaudited Combined Financial Statements.

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.
                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FIRST SIX MONTHS 1996 AS COMPARED TO FIRST SIX MONTHS OF 1995


OTHER MATTERS


REGULATORY ISSUES


(I) NUMBER PORTABILITY


Number portability allows customers to retain their telephone number when changing telephone operators. Previously customers using NYNEX CableComms' or any other cable operator's telecommunications service had to change their telephone number. On May 22, 1996, NYNEX CableComms became the first company in the UK to launch a commercial number portability service. The franchise chosen for release of the product was Derby. The remainder of the NYNEX franchises are expected to have number portability in place in the third quarter of 1996.


(II) PRICE CONTROL REVIEW


Since December 1995, the Office of Telecommunications ("OFTEL"), has been consulting on the BT retail price control to replace the current retail price index (RPI) minus 7.5% regime that will expire on July 31, 1997. OFTEL is also seeking to install a new interconnect regime based on long run incremental costs. On June 3, 1996, OFTEL announced its final proposal for BT's retail price cap. This is a four year cap, commencing on August 1, 1997, set at RPI-4.5% on the bottom 80% of residential customers by telecommunications expenditure. Small business customers will be subject to a cap limiting increases in line rentals to RPI+0% and with access to the same reductions in call price charges as for residential customers. OFTEL has stated that this will be the last retail price control. A final decision on the network cap has been delayed until early 1997 to allow more work to be performed on the incremental cost base. Modifications to BT's license putting into affect the proposed changes, as well as a condition that enables OFTEL to effectively address anti-competitive behavior, were presented to the BT Board on July 18, 1996. These received acceptance by BT, with certain substantive alterations. OFTEL are now undertaking a further statutory consultation on the proposed alterations. Provided there are no further changes, BT's licence will be modified by the end of the third quarter of 1996.

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.
                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FIRST SIX MONTHS 1996 AS COMPARED TO FIRST SIX MONTHS OF 1995


(III) INTERNATIONAL CONSULTATION


In March 1996, the Department of Trade and Industry (DTI) released a consultative document that proposed the licensing of additional facilities-based operators in the international call market. On June 9, 1996, following examination of the responses to the consultation document, the UK Government announced the liberalization of international facilities on all country routes. Previously, only BT and Mercury were licensed to own and operate international facilities from the UK. The first group of license applications have been submitted to the DTI and a consultation on the form of the license is due to commence in the third quarter 1996. Additional international facilities operators should be licensed before the end of 1996.


(IV) REVIEW OF MERCURY LICENSE


In December 1995, OFTEL consulted on proposals for changes to the Public Telephone Operator license of Mercury Communications Limited which would give Mercury greater freedom to compete. On June 25, 1996, Mercury's license was modified effecting OFTEL's proposed changes.


(V) COMPETITION IN TELECOMMUNICATIONS SERVICES


In February 1996, OFTEL introduced a consultation document outlining proposals for the encouragement of the provision of enhanced services across telecommunications networks. In June 1996, OFTEL published its final proposals, which allow BT to price its services to other service providers at standard retail prices less the avoidable costs of serving such providers. The BT license modifications implementing the changes will form a part of the resolution of the Price Control Review proposals presented to BT in the third quarter of 1996.

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.
                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FIRST SIX MONTHS 1996 AS COMPARED TO FIRST SIX MONTHS OF 1995


(VI) OFT DECISION IN BSKYB REVIEW.


The UK Office of Fair Trading ("OFT") has completed its comprehensive review of BSkyB's position in the pay TV market and the supply in the UK of programming and related services at the wholesale level.

In findings published on July 24, 1996, the OFT concluded, among other things, that barriers to entry resulting from BSkyB's powerful position in the wholesale pay TV market raise concerns that "although BSkyB is not acting anti-competitively, the competitive process is being impaired".

To address the situation, the OFT has secured new informal undertakings pursuant to which BSkyB has agreed (a) to submit a proposed new wholesale price list and discount structure (the New Rate Card) to the OFT by July 31, 1996 for consultation with the cable industry and OFT approval; (b) to permit flexibility to cable operators, for which variable prices will be set forth in the New Rate Card, to purchase BSkyB's Basic Channels which can be provided on an unbundled basis to a range of between 80 and 100 percent of a cable operator's subscriber base; and (c) to limit the number and nature of so-called "Bonus" Channels that can be linked to the purchase of other channels. Sixty days after approval by the OFT, BSkyB's wholesale pricing to cable operators without existing fixed term contracts must be in accordance with the New Rate Card. Cable operators with existing fixed term contracts with BSkyB, such as NYNEX CableComms, may continue under those contracts until their expiry or opt for the New Rate Card pricing and discount structure.

In connection with its BSkyB review announcement, the OFT also formally recognised that the programming agreement entered into by NYNEX CableComms and BSkyB during the second quarter of 1995, which it had been reviewing under the UK Restrictive Trade Practices Act 1976, has been amended to address the competition concerns of the OFT.


SUBSEQUENT EVENTS


NYNEX Corporation ("NYNEX"), the majority shareholder in NYNEX CableComms, and Bell Atlantic Corporation ("Bell Atlantic"), have previously announced an intention to merge.

On July 2, 1996, NYNEX and Bell Atlantic executed an amendment to their definitive merger agreement, effecting a technical change in the transaction structure of the merger of equals announced on April 22, 1996. As amended, the agreement provides that a newly formed subsidiary of Bell Atlantic will merge with and into NYNEX, thereby making NYNEX a wholly

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.
                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FIRST SIX MONTHS 1996 AS COMPARED TO FIRST SIX MONTHS OF 1995


owned subsidiary of Bell Atlantic. There is no change in the fundamental elements of the proposed merger. The exchange ratio for shares is restated to reflect the difference in the transaction. Each NYNEX shareholder will receive
0.768 shares of Bell Atlantic common stock in exchange for one share of NYNEX common stock. The purpose of the amendment to the merger agreement is to expedite the regulatory approval process by eliminating the need to obtain congressional approval of the merger under a 1913 District of Columbia "anti-merger" law. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, the approval of the shareholders of both NYNEX and Bell Atlantic, and receipt of opinions that the merger will be tax free, except, in the case of NYNEX shareholders, for tax payable because of cash received for a fractional share and the payment by NYNEX of certain transfer taxes on behalf of its shareholders. The transaction is expected to close by April 1997.

It is expected that the new combined NYNEX and Bell Atlantic will recognize recurring expense savings of approximately $600 million annually by the third year following the consummation of the merger as a result of consolidating operating systems and other administrative functions and reducing management positions. Of these savings, $300 million is expected to be achieved in the first year following the consummation of the merger with an additional $150 million in each of the two succeeding years. Annual capital expenditures for the new combined NYNEX and Bell Atlantic should reflect approximately $250 to $300 million of incremental purchasing efficiencies. As a result of the merger, the merged NYNEX and Bell Atlantic is expected to incur certain transition and integration charges of approximately $500 million in the first year following the consummation of the merger. An additional $200 to $400 million in charges are anticipated over the two succeeding years.

Information contained above with respect to the expected financial impact of the proposed merger is forward-looking. These statements represent NYNEX's and Bell Atlantic's reasonable judgement with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include: materially adverse changes in economic conditions in the markets served by NYNEX and Bell Atlantic; substantial delay in the expected closing of the merger; competition from others in the local exchange and toll service markets; and the timing of entry and profitability of the new combined NYNEX and Bell Atlantic in the long distance and video markets.

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                   OPERATING STATISTICS - SECOND QUARTER 1995
                                  (UNAUDITED)

THE FOLLOWING TABLE SUMMARIZES INFORMATION SET OUT IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


                                                                         NET ADDITIONS
                                                  3 MONTHS TO     3 MONTHS TO     6 MONTHS TO     6 MONTHS TO
                                                    JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                                     1996            1995            1996            1995
CABLE TELEVISION:
Homes passed and marketed                            84,402          92,352        161,741          156,184
Cable television customers                           15,238          16,198         29,845           24,607

RESIDENTIAL TELECOMMUNICATIONS:
Homes passed and marketed                            98,621         116,032        186,763          175,690
Residential lines connected                          28,001          35,601         63,685           53,261

BUSINESS TELECOMMUNICATIONS:
Business lines connected                              3,859           2,544          7,765            3,711

                                                                          CUMULATIVE
                                                       JUNE 30,             JUNE 30,           DECEMBER 31,
                                                         1996                  1995               1995
                                                        TOTAL                 TOTAL               TOTAL
Homes passed                                          1,491,591              879,420            1,201,471
Businesses passed                                        68,297               31,917               51,761
                                                      ---------              -------            ---------
Total premises passed                                 1,559,888              911,337            1,253,232
                                                      =========              =======            =========

CABLE TELEVISION:
Homes passed and marketed                             1,156,658              780,275              994,917
Average monthly revenue per customer       pound sterling 22.95 pound sterling 21.25 pound sterling 21.59
Basic customers                                         226,849              146,575              197,004
Penetration rate                                          19.6%                18.8%                19.8%
Pay to basic ratio                                       197.1%               154.9%               209.3%
Churn rate                                                30.6%                28.6%                29.4%

RESIDENTIAL TELECOMMUNICATIONS:
Homes passed and marketed                             1,132,565              676,721              945,802
Average monthly revenue per customer       pound sterling 19.49 pound sterling 20.74 pound sterling 19.52
Residential lines connected                             296,236              152,215              232,551
Penetration rate                                          26.2%                22.5%                24.6%
Churn rate                                                16.8%                15.3%                17.5%

BUSINESS TELECOMMUNICATIONS:
Businesses passed and marketed                           34,155               25,073               30,450
Average monthly revenue per customer       pound sterling 50.41 pound sterling 46.73 pound sterling 46.82
Business lines connected                                 22,025                9,022               14,260
Average number of lines per customer                        3.7                  2.3                  2.8

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                          PART II - OTHER INFORMATION

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            NYNEX CableComms Group PLC ("UK CableComms")

            The Annual General Meeting of shareholders of UK CableComms, was held on May 8, 1996. The Directors' Report and Accounts for the year ended December 31, 1995 were received and adopted by the indicated votes:

                                               % of Shares Voted
                                               -----------------
            For:         669,443,783 shares           99.98
            Against:          10,464 shares               -
            Abstain:         118,506 shares            0.02


            The re-appointment of Coopers & Lybrand as UK auditors and Coopers & Lybrand L.L.P. as US auditors and authorization for the Directors to fix their remuneration were ratified by the indicated votes:


                                               % of Shares Voted
                                               -----------------
            For:         669,439,800 shares            9.98
            Against:         127,332 shares            0.02
            Abstain:           5,621 shares               -


            The following directors were re-elected to the Board by the indicated votes:


                                           For          %*     Withheld    %*
                                           ---         ----    --------  ----
            John F. Killian            669,535,710     99.99    37,043    0.01
            Nicholas Mearing-Smith     669,536,565     99.99    36,188    0.01
            Sir Michael Checkland      669,528,084     99.99    44,669    0.01
            John Rennocks              669,535,171     99.99    37,582    0.01

            *% of shares voted

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

            The following Directors had terms of office as Directors continuing after the date of the Annual General Meeting:


            Richard W. Blackburn               Jeffrey A. Bowden
            Robert T. Anderson                 Alan Z. Senter

            The Directors were generally and unconditionally authorized to exercize all or any powers of the Company to allot relevant securities (within the meaning of Section 80 of the Companies Act
            1985) up to an aggregate nominal amount of 30,833,333 in substitution for previous authorities, except to the extent utilized at the date of this Resolution, by the indicated votes:

                                                   % of Shares Voted
                                                   -----------------
            For:                669,469,955              99.99
            Against:                 85,592               0.01
            Abstain:                 17,206                  -

            The Directors were authorized to allot additional securities under certain circumstances without further shareholder approval, by the indicated votes:

                                                   % of Shares Voted
                                                   -----------------
            For:                669,456,039              99.99
            Against:                 94,882               0.01
            Abstain:                 21,832                  -


            No shareholders presented any proposals at the Meeting.

            NYNEX CableComms Group Inc. ("US CableComms")

            The Annual Meeting of shareholders of US CableComms was held on May 8, 1996.

            The re-appointment of Coopers & Lybrand as UK auditors and Coopers & Lybrand L.L.P. as US auditors and authorization for the directors to fix their remuneration were ratified by the indicated votes:


                                                   % of Shares Voted
                                                   -----------------

            For                 677,474,019              99.98
            Against:                130,390               0.02
            Abstain:                  6,350                  -

FORM 10-Q
                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.


            The following Directors were re-elected to the Board by the indicated votes:

                                           For          %*     Withheld    %*
                                           ---         ----    --------  ----
            John F. Killian            677,571,917     99.99    38,842    0.01
            Nicholas Mearing-Smith     677,573,282     99.99    37,477    0.01
            Sir Michael Checkland      677,565,437     99.99    45,322    0.01
            John Rennocks              677,573,378     99.99    37,381    0.01

            *% of shares voted

            The following Directors had terms of office as Directors continuing after the date of the Annual Meeting:

            Richard W. Blackburn                  Jeffrey A. Bowden
            Robert T. Anderson                    Alan Z. Senter


ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            (A)  EXHIBITS


            EXHIBIT
            NUMBER
            10.1   Standard Interconnect Agreement dated May 13, 1996 between
                   British Telecommunications plc ("BT") and NYNEX CableComms
                   Derby. (Identical agreements have been entered into between BT and fifteen other affiliates of the Registrants.)


            10.2   Transition Agreement dated May 13, 1996 between BT and NYNEX
                   CableComms Bolton. ( Identical agreements have been entered into between BT and fifteen other affiliates of the Registrants.)

            27     Financial Data Schedule


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




                                              NYNEX CABLECOMMS GROUP PLC
                                              ---------------------------
                                              (Registrant)




                                              Nicholas Mearing-Smith
Date: August 7, 1996                          Chief Financial Officer




                                              NYNEX CABLECOMMS GROUP INC.
                                              ---------------------------
                                             (Registrant)




                                             Nicholas Mearing-Smith
Date: August 7, 1996                         Chief Financial Officer

                                EXHIBIT INDEX
                                -------------

         EXHIBIT
         NUMBER                     DESCRIPTION
         -------                    -----------

          10.1 Standard Interconnect Agreement dated May 13, 1996 between British Telecommunications plc ("BT") and NYNEX CableComms Derby. (Identical agreements have been entered into between BT and fifteen other affiliates of the Registrants.)


         10.2 Transition Agreement dated May 13, 1996 between BT and NYNEX CableComms Bolton. ( Identical agreements have been entered into between BT and fifteen other affiliates of the Registrants.)

         27        Financial Data Schedule