Form 10-Q
period 1996-09-30
NYNEX CABLECOMMS GROUP PLC; NYNEX CABLECOMMS GROUP INC
filed 1996-11-06
CIK 939915, 939916

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------
                                   Form 10-Q
                      ------------------------------------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                 Yes  [X]                              No  [ ]

Number of shares outstanding of each of the classes of common stock, as of October 31, 1996:

   925,485,389 Ordinary Shares of NYNEX CableComms Group PLC, L0.10 par value 925,485,389 shares of Common Stock of NYNEX CableComms Group Inc., $.01 par
                                     value
(Ordinary Shares and shares of Common Stock are "stapled" and trade together as units.)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                        PART 1 -- FINANCIAL INFORMATION

                       COMBINED STATEMENTS OF OPERATIONS
               (IN THOUSANDS EXCEPT PER ADS AMOUNTS) (UNAUDITED)

                                                                FOR THE THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                            -----------------------------------
                                                              1996         1995         1996
                                                            ---------    ---------    ---------
                                                                                      [NOTE B]
Operating Revenue:
  Cable television.......................................   L  15,586    L   9,615    $  24,396
  Telecommunications -- residential......................      20,758        9,266       32,492
  Telecommunications -- business.........................       3,413        1,449        5,342
  Installation...........................................       1,061        1,477        1,662
                                                            ---------    ---------    ---------
TOTAL OPERATING REVENUES.................................      40,818       21,807       63,892
                                                            ---------    ---------    ---------
Operating Expenses:
  Programming............................................       8,446        5,204       13,221
  Telecommunications.....................................       7,810        3,888       12,225
  Depreciation and amortization..........................      14,251       10,906       22,307
  Staff costs............................................      10,389       11,579       16,262
  Selling, general and administrative....................      12,007       11,673       18,794
                                                            ---------    ---------    ---------
TOTAL OPERATING EXPENSES.................................      52,903       43,250       82,809
                                                            ---------    ---------    ---------
Operating loss...........................................     (12,085)     (21,443)     (18,917)
                                                            ---------    ---------    ---------
Other Income (Expense):
  Interest income........................................       3,630        1,375        5,682
  Interest expense.......................................      (5,048)      (2,117)      (7,901)
  Minority interest......................................       8,304       22,000       12,998
                                                            ---------    ---------    ---------
TOTAL OTHER INCOME.......................................       6,886       21,258       10,779
                                                            ---------    ---------    ---------
Loss before income taxes.................................      (5,199)        (185)      (8,138)
Income taxes.............................................          --        2,437           --
                                                            ---------    ---------    ---------
NET (LOSS) INCOME........................................      (5,199)       2,252       (8,138)
                                                            =========    =========    =========
(LOSS) EARNINGS PER ADS..................................      (0.056)       0.024       (0.088)
                                                            =========    =========    =========
AVERAGE NUMBER OF ADS OUTSTANDING........................     925,069      925,000      925,069
                                                            =========    =========    =========
ACCUMULATED DEFICIT
  Beginning of period....................................    (101,822)     (88,451)    (159,382)
  Net (loss) income......................................      (5,199)       2,252       (8,138)
                                                            ---------    ---------    ---------
End of period............................................   L(107,021)   L (86,199)   $(167,520)
                                                            =========    =========    =========

          See accompanying notes to the combined financial statements.

                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                       COMBINED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT ADS AMOUNTS) (UNAUDITED)

                                                            FOR THE NINE MONTHS ENDED SEPTEMBER
                                                                            30,
                                                            -----------------------------------
                                                              1996         1995         1996
                                                            ---------    ---------    ---------
                                                                                      [NOTE B]
Operating Revenue:
  Cable television.......................................   L  44,742    L  26,362    $  70,034
  Telecommunications -- residential......................      51,939       24,209       81,300
  Telecommunications -- business.........................       8,881        3,344       13,902
  Installation...........................................       3,306        3,159        5,175
                                                            ---------    ---------    ---------
TOTAL OPERATING REVENUES.................................     108,868       57,074      170,411
                                                            ---------    ---------    ---------
Operating Expenses:
  Programming............................................      23,968       13,199       37,517
  Telecommunications.....................................      21,953       10,772       34,363
  Depreciation and amortization..........................      39,359       26,465       61,609
  Staff costs............................................      34,431       33,908       53,895
  Selling, general and administrative....................      36,028       41,578       56,394
                                                            ---------    ---------    ---------
TOTAL OPERATING EXPENSES.................................     155,739      125,922      243,778
                                                            ---------    ---------    ---------
Operating loss...........................................     (46,871)     (68,848)     (73,367)
                                                            ---------    ---------    ---------
Other Income (Expense):
  Interest income........................................       4,554        3,188        7,128
  Interest expense.......................................     (15,400)     (13,228)     (24,105)
  Minority interest......................................      39,032       65,343       61,096
                                                            ---------    ---------    ---------
TOTAL OTHER INCOME.......................................      28,186       55,303       44,119
                                                            ---------    ---------    ---------
Loss before income taxes.................................     (18,685)     (13,545)     (29,248)
Income taxes.............................................          --       15,243           --
                                                            ---------    ---------    ---------
NET (LOSS) INCOME........................................     (18,685)       1,698      (29,248)
                                                            =========    =========    =========
(LOSS) EARNINGS PER ADS..................................      (0.202)       0.018       (0.316)
                                                            =========    =========    =========
AVERAGE NUMBER OF ADS OUTSTANDING........................     925,069      925,000      925,069
                                                            =========    =========    =========
ACCUMULATED DEFICIT
  Beginning of period....................................     (88,336)     (87,897)    (138,272)
  Net (loss) income......................................     (18,685)       1,698      (29,248)
                                                            ---------    ---------    ---------
End of period............................................   L(107,021)   L (86,199)   $(167,520)
                                                            =========    =========    =========

          See accompanying notes to the combined financial statements.

                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                            COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,
                                                             1996             1995            1996
                                                         -------------    ------------    -------------
                                                           UNAUDITED        AUDITED         UNAUDITED
                                                                                            [NOTE B]
ASSETS
Current assets:
  Cash and temporary cash investments.................     L  15,796       L    9,807       $  24,726
  Receivables (net of allowance of L2,948 and L1,492,
     respectively)....................................        29,527           43,551          46,218
  Deferred charges and other current assets...........         2,785            2,653           4,359
                                                          ----------       ----------      ----------
TOTAL CURRENT ASSETS..................................        48,108           56,011          75,303
Property, plant and equipment, (net of accumulated
  depreciation of L100,582 and L62,270,
  respectively).......................................     1,032,187          859,024       1,615,682
Goodwill (net of accumulated amortization of L2,671
  and L2,138 , respectively)..........................        25,670           26,203          40,181
Deferred finance costs, net...........................        53,384           59,140          83,562
Other assets..........................................         1,323            1,401           2,071
                                                          ----------       ----------      ----------
TOTAL ASSETS..........................................    L1,160,672       L1,001,779      $1,816,799
                                                          ==========       ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................        59,358           69,038          92,913
  Other current liabilities...........................        42,367           46,834          66,316
                                                          ----------       ----------      ----------
TOTAL CURRENT LIABILITIES.............................       101,725          115,872         159,229
Long-term debt [Note D]...............................       357,349          125,350         559,358
Other long-term liabilities...........................         3,635            4,970           5,690
Minority interest [Note E]............................        93,088          132,121         145,711
                                                          ----------       ----------      ----------
TOTAL LIABILITIES.....................................       555,797          378,313         869,988
                                                          ----------       ----------      ----------
Commitments and contingencies [Note G]
STOCKHOLDERS' EQUITY
Ordinary shares -- par value L0.10 per share (1,500
  million authorized, 925.1 million issued and
  outstanding)........................................        92,507           92,500         144,801
Shares of common stock -- par value $0.01 per share
  (1,500 million authorized, 925.1 million issued and
  outstanding)........................................         5,763            5,763           9,021
Additional paid-in capital............................       613,626          613,539         960,509
Accumulated deficit...................................      (107,021)         (88,336)       (167,520)
                                                          ----------       ----------      ----------
TOTAL STOCKHOLDERS' EQUITY............................       604,875          623,466         946,811
                                                          ----------       ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............    L1,160,672       L1,001,779      $1,816,799
                                                          ==========       ==========      ==========

          See accompanying notes to the combined financial statements.

                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                       COMBINED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)

                                                            FOR THE NINE MONTHS ENDED SEPTEMBER
                                                                            30,
                                                            -----------------------------------
                                                              1996         1995         1996
                                                            ---------    ---------    ---------
                                                                                      [NOTE B]
Cash Flows From Operating Activities:
  Net (loss) income......................................   L (18,685)   L   1,698    $ (29,248)
                                                            ---------    ---------    ---------
  Adjustments to reconcile net (loss) income to net cash
     used in operating activities:
     Depreciation and amortization.......................      39,359       26,465       61,608
     Amortization of deferred finance costs..............       4,875        5,011        7,631
     Provision for bad debts.............................       4,879        1,717        7,637
     Minority interest...................................     (39,032)     (65,343)     (61,096)
     Deferred income taxes...............................          --       (9,149)          --
     Changes in operating assets and liabilities:
       Receivables.......................................       9,146      (17,837)      14,317
       Deferred charges and other current assets.........        (132)      (1,337)        (206)
       Accounts payable..................................         495       16,077          775
       Other current liabilities.........................      (4,576)       7,220       (7,164)
       Other -- net......................................          95          (86)         149
                                                            ---------    ---------    ---------
Total adjustments........................................      15,109      (37,262)      23,651
                                                            ---------    ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES....................      (3,576)     (35,564)      (5,597)
                                                            ---------    ---------    ---------
Cash Flows From Investing Activities:
  Capital expenditures...................................    (222,434)    (304,943)    (348,175)
  Loan to NYNEX Corporation..............................          --     (156,889)          --
  Repayment of loan by NYNEX Corporation.................          --      156,889           --
  Other investing activities, net........................          --          352           --
                                                            ---------    ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES....................    (222,434)    (304,591)    (348,175)
                                                            ---------    ---------    ---------
Cash Flows From Financing Activities:
  Proceeds from borrowings...............................     231,999           --      363,147
  Capital contributions..................................          --        5,320           --
  Loans..................................................          --      151,716           --
  Repayment of loans.....................................          --     (360,253)          --
  Change in other long-term liabilities..................          --          562           --
  Funding from minorities................................          --      156,555           --
  Deferred transaction and finance costs.................          --       (2,752)          --
  Proceeds of share issue (net of L36 million costs).....          --      380,177           --
  Activity with minority joint venture partners..........          --       (3,119)          --
                                                            ---------    ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES................     231,999      328,206      363,147
                                                            ---------    ---------    ---------
Net increase (decrease) in cash and temporary cash
  investments............................................       5,989      (11,949)       9,375
Cash and temporary cash investments at beginning of
  period.................................................       9,807       41,687       15,351
                                                            ---------    ---------    ---------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD.....   L  15,796    L  29,738    $  24,726
                                                            =========    =========    =========

          See accompanying notes to the combined financial statements.

                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

A   ORGANIZATION OF NYNEX CABLECOMMS

     In February 1995, two indirect wholly owned subsidiaries of NYNEX Corporation ("NYNEX") were incorporated: NYNEX CableComms Group PLC ("UK CableComms"), a public limited company incorporated under the laws of England and Wales, and NYNEX CableComms Group Inc. ("US CableComms"), a Delaware corporation (together "the Companies"). The ordinary shares of UK CableComms and the common stock of US CableComms may not be traded separately and may only be traded together as Units in the form of ADSs on the Nasdaq National Market and as Units on the London Stock Exchange, each ADS comprising 10 Units. UK CableComms and US CableComms hold 90% and 10%, respectively, of the shares in NYNEX UK CableComms Holdings, Inc. ("UK Holdings").

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

     The unaudited combined financial statements are presented in thousands of pounds sterling ("L"). Solely for the convenience of the reader, the unaudited combined financial statements as at and for the period ended September 30, 1996 have been presented in US dollars ("$") at the rate of L1.00 = $1.5653, the Noon Buying Rate of the Federal Reserve Bank of New York on September 30, 1996. The presentation of the US dollar amounts should not be construed as US GAAP, or as a representation that the pounds sterling amounts shown could be so converted into US dollars at the rate indicated or at any other rate.

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

     Transactions between entities which are now part of NYNEX CableComms and all significant intercompany accounts and transactions have been eliminated in combination. Certain costs incurred by NYNEX have been charged to NYNEX CableComms on a direct basis or, prior to completion of the Combined Offering, on an allocated basis. Such costs are not substantially different than those which NYNEX CableComms would have incurred on a stand alone basis.

                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

D   FINANCING OF NYNEX CABLECOMMS

     At September 30, 1996, NYNEX CableComms was party to two broadly similar financing arrangements, one for the Northern Operating Companies and one for the Southern Operating Companies.

     Under the arrangements, two entities related to NYNEX (the "North limited partner" and the "South limited partner") provide credit facilities to the operating companies and invest capital, through limited partnership interests, in partnerships controlled by NYNEX CableComms. Deferred finance costs of L42.0 million for the Northern arrangement and L23.0 million for the Southern arrangement were incurred in December 1994 and December 1993, respectively.

Credit Facilities

     The credit facilities are for a maximum of L542.5 million in the case of the Northern Operating Companies and L274.0 million in the case of the Southern Operating Companies. An additional L157.5 million is available under the North facility to expand the network into additional franchise areas if such franchises are acquired prior to December 31, 1998.

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

     The limited partners have contributed L131.3 million and L80.4 million, respectively, as of September 30, 1996. The Minority interest in the North Partnership and South Partnership was L35.3 million and L57.7 million at September 30, 1996, respectively.

     Under the Agreements, NYNEX CableComms generally has an 85% interest, and the limited partners generally have a 15% interest, in all items of income, gain, loss, deduction or credit, except in respect of the initial losses and profits (being specified amounts of profits or losses calculated in accordance with US tax principles) of the relevant Partnership.

     Initial losses up to a maximum cumulative amount of L200.0 million for the North Partnership and L40.0 million for the South Partnership will be allocated to the limited partners. Subsequent losses will be wholly allocated to NYNEX CableComms until its share of the cumulative losses of the relevant Partnership is equal to 85% of such cumulative losses. Losses thereafter, if any, will be allocated 85% to NYNEX CableComms and 15% to the limited partners. Initial profits will be allocated between NYNEX CableComms and the limited partners in proportion to the cumulative losses allocated to each partner until such losses have been fully offset by profits. Thereafter, all profits are to be allocated 85% to NYNEX CableComms and 15% to the limited partners. Initial losses for the South Partnership reached L40.0 million in the first quarter of 1996.

     For the purposes of preparing the combined financial statements, the profit or loss of the relevant Partnership is allocated between NYNEX CableComms and the limited partners in accordance with the profit and loss allocations set out in the relevant Agreement.

                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

F   SUPPLEMENTAL CASH FLOW INFORMATION

     The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":

                                                                           FOR THE NINE MONTHS
                                                                           ENDED SEPTEMBER 30,
                                                                           -------------------
                                                                            1996        1995
                                                                           -------     -------
                                                                             (IN THOUSANDS)
Non cash items excluded from the Combined Statements of Cash Flows:
  Property, plant and equipment acquired by incurring directly related
     liabilities.......................................................    L53,778     L21,125
                                                                           =======     =======
  Accrued transaction and finance costs................................    L    --     L   151
                                                                           =======     =======

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

H  SUBSEQUENT EVENTS

ANNOUNCEMENT BY CABLE & WIRELESS, NYNEX AND BELL CANADA INTERNATIONAL

     The Boards of NYNEX CableComms have taken note of the announcement of October 22, 1996 by Cable and Wireless plc ("Cable & Wireless"), NYNEX and Bell Canada International Inc. in respect of a conditional agreement to merge their respective interests in Mercury Communications Limited, NYNEX CableComms and Bell Cablemedia. If the agreement is consummated, the Boards of NYNEX CableComms expect a general offer to be made to the shareholders of NYNEX CableComms in due course. The Boards of NYNEX CableComms will consider the implications of the proposed merger in the normal course and will make their views known once they have had the opportunity to do so.

                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          THIRD QUARTER OF 1996 AS COMPARED WITH THIRD QUARTER OF 1995

RESULTS OF OPERATIONS

Revenue

     Operating revenue increased to L40.8 million for the third quarter of 1996 from L21.8 million for the third quarter of 1995. The increase is attributable primarily to an increased customer base, due to further marketing in NYNEX CableComms' existing operational franchises as construction of the network continues.

     Cable television. Cable television revenue increased to L15.6 million for the third quarter of 1996 from L9.6 million for the third quarter of 1995. This increase was primarily the result of an increase in the number of basic customers and an increase in the average revenue per basic customer. The number of basic customers increased to 242,867 at September 30, 1996 from 164,733 at September 30, 1995, while the average monthly cable television revenue per basic customer increased to L22.20 for the third quarter of 1996 from L20.75 for the third quarter of 1995. The overall increase in average monthly cable television revenue per basic customer is primarily attributable to a favorable increase in the pay to basic ratio. The pay to basic ratio increased to 204.0% at September 30, 1996 from 179.4% at September 30, 1995, due to increased sales of premium channels during the last twelve months.

     The number of cable television homes passed and marketed in NYNEX CableComms' operating franchises increased to 1,235,689 at September 30, 1996 from 872,238 at September 30, 1995. Penetration rates increased to 19.7% at September 30, 1996 from 18.9% at September 30, 1995, as a higher proportion of NYNEX CableComms' potential customers chose to purchase television services. This increase has been driven by a number of marketing initiatives introduced in the last twelve months, a restructuring of the sales commission policy and an emphasis on retaining customers. NYNEX CableComms' churn rate was 30.3% at September 30, 1996 remaining the same as at September 30, 1995.

     Residential telecommunications. Residential telecommunications revenue increased to L20.8 million for the third quarter of 1996 from L9.3 million for the third quarter of 1995. The revenue for the third quarter of 1996 has been increased by a L1.8 million adjustment in respect of the settlement of outstanding pricing issues with British Telecommunications plc ("BT") whereby interconnect charges for incoming calls in previous periods have been revised. NYNEX CableComms has also seen its telecommunications expenses decrease in the third quarter as a result of this settlement (see below).

     The increased revenue in the third quarter of 1996, in addition to the interconnect pricing adjustment, was also the result of an increase in the number of residential telecommunications lines, increased usage and an increase in the average monthly revenue per line. The number of residential telecommunications lines increased to 322,921 at September 30, 1996 from 189,764 at September 30, 1995. The average monthly residential telecommunications revenue per line increased to L22.40 for the third quarter of 1996 from L18.19 for the third quarter of 1995. The average revenue per line for the third quarter of 1996, excluding the L1.8 million interconnect adjustment, was L20.45.

     When introducing the pricing strategy in March 1995, offering price savings to the average residential customer of 25% over BT's standard call charges before discounts and promotions, NYNEX CableComms believed that the immediate reduction in revenue resulting from offering these enhanced savings would be more than offset over time by additional revenue resulting from increased telecommunications penetration rates and greater usage attributable to this strategy. Both the increase in penetration rate to 26.4% at September 30, 1996 from 23.8% at September 30, 1995 and from 20.8% at March 31, 1995, and the increased average monthly revenue support this belief. NYNEX CableComms has maintained this pricing strategy in response to price reductions by BT and believes that the increase in penetration rates is primarily attributable to its pricing strategy and broader acceptance of its telecommunications' service as an alternative to BT's.

     The increase in the number of residential telecommunications lines reflects the increase in the number of homes passed and marketed for residential telecommunications services, which increased to 1,223,040 at September 30, 1996 from 796,865 at September 30, 1995. The residential telecommunications churn rate increased to 17.2% at September 30, 1996 from 16.4% at September 30, 1995.

     Business telecommunications. Business telecommunications revenue increased to L3.4 million for the third quarter of 1996 from L1.4 million for the third quarter of 1995. This increase was primarily attributable to an increase in the number of lines and the increase in the average monthly revenue. The number of business telecommunications lines increased to 24,937 at September 30, 1996 from 11,705 at September 30, 1995, and the average monthly business telecommunications revenue per line increased to L48.79 for the third quarter of 1996 from L46.52 for the third quarter of 1995.

     As with residential telecommunications, NYNEX CableComms believed that the immediate reduction in revenue resulting from offering price savings over BT would be more than offset over time by additional revenue generated from increased take-up of business telecommunications services and greater usage attributable to this strategy. In March 1996, business telesales was introduced as a new sales medium for business customers, together with a new stepped rental charge for business customers using CENTREX. In the third quarter of 1996, notable sales were consummated including sales with two local authorities for five and seven year periods to supply 5,800 CENTREX lines and major data networks, and two major sales with universities. These new marketing initiatives were also designed to encourage greater usage and increase average monthly revenue per line. The average monthly revenue per line has increased and the average number of lines per business customer has increased to 3.8 at September 30, 1996 from 2.8 at September 30, 1995.

     The increase in the number of business telecommunications lines also resulted from an increase in the number of businesses passed and marketed for telecommunications services. NYNEX CableComms estimates that the number of businesses passed and marketed for telecommunications services increased to 34,465 at September 30, 1996 from 27,618 at September 30, 1995. The business telecommunications churn rate increased to 14.2% at September 30, 1996 from 10.0% at September 30, 1995.

     Installation. NYNEX CableComms' combined installation revenues for cable television and residential and business telecommunications were L1.1 million for the third quarter of 1996 compared to L1.5 million for the third quarter of 1995. The decrease is a result of marketing initiatives during the third quarter of 1996, whereby residential customers purchasing both cable television and telecommunications services received free installation.

     Operating Expenses. Operating expenses increased to L52.9 million for the third quarter of 1996 from L43.3 million for the third quarter of 1995 as a result of the continued growth in NYNEX CableComms' network and customer base. The components of total operating expenses are cable television programming costs, telecommunications expenses, depreciation and amortization, staff costs and selling, general and administrative expenses.

     Total programming costs increased to L8.4 million for the third quarter of 1996 from L5.2 million for the third quarter of 1995. Total programming costs as a percentage of cable television revenue were 54% for the third quarter of 1996 and for the third quarter of 1995. In October 1996, BSkyB introduced price increases to NYNEX CableComms. NYNEX CableComms is taking these increased costs into account in the new packaging and pricing to be introduced in the fourth quarter of 1996.

     Telecommunications expenses for the third quarter of 1996 were L7.8 million compared with L3.9 million for the third quarter of 1995. Expenses for the third quarter of 1996 are stated net of a L0.2 million favorable adjustment in respect of the settlement of outstanding pricing issues with BT whereby interconnect charges in previous periods have been reduced. Telecommunications expenses principally represent interconnect charges paid to national and international carriers for NYNEX CableComms' traffic over their respective networks; these costs increase as the volume of traffic increases. As a result of the completion of installation of digital switches in all its franchises in 1995, NYNEX CableComms has eliminated the need to pay third parties for switching calls to other telecommunications operators. Total telecommunications expenses as a percentage of telecommunications revenue were 32% for the third quarter of 1996 compared with 36% for the third quarter of 1995.

     Depreciation and amortization increased to L14.3 million for the third quarter of 1996 from L10.9 million for the third quarter of 1995. This increase is primarily related to the increase in the cost of total property, plant and equipment to L1,132.8 million at September 30, 1996 from L806.3 million at September 30, 1995. Depreciation will continue to rise as the network is built out.

     Staff costs, which include salaries, wages, benefits and sales commissions, decreased to L10.4 million for the third quarter of 1996 from L11.6 million for the third quarter of 1995. The decrease is due to a reduction in the number of NYNEX CableComms' employees as a result of the cost-management program undertaken towards the end of 1995. The number of employees (excluding sub-contract installers) was 2,454 full time equivalents at September 30, 1996, compared with 2,955 at September 30, 1995.

     Selling, general and administrative expenses increased to only L12.0 million for the third quarter of 1996 from L11.7 million for the third quarter of 1995 despite the 87% increase in revenue in the same period. Following the cost-management program undertaken towards the end of 1995, NYNEX CableComms has continued to realize business efficiencies.

     Total operating expenses directly attributable to the design, construction and installation of the network are capitalized within the network and not charged to income. These capitalized costs were L15.0 million for the third quarter of 1996 and L11.5 million for the third quarter of 1995.

OTHER INCOME (EXPENSE)

     Interest income, which primarily represents interest on bank deposits and affiliated company balances, increased to L3.6 million for the third quarter of 1996 from L1.4 million for the third quarter of 1995. Interest income arises primarily from the investment of borrowings and capital contributions in advance of capital expenditures and operating cash flow requirements and from balances due from NYNEX and its affiliates. In the third quarter of 1996, NYNEX CableComms benefited from interest income of L1.7 million received from affiliated companies in respect of certain balances outstanding during 1996.

     In the third quarter of 1996, interest expense increased to L5.0 million, net of L1.9 million which was capitalized, from L2.1 million, net of L0.6 million which was capitalized for the third quarter of 1995. As the level of long-term debt rose to L357.3 million at September 30, 1996 from L37.0 million at September 30, 1995, interest paid to the North and South limited partners in respect of relevant financing arrangements increased. At the end of September 1995 a significant proportion of long-term debt had been eliminated using the proceeds of the share issuance on June 14, 1995.

     The Minority interest portion of the loss for the third quarter of 1996 was L8.3 million compared with L22.0 million for the third quarter of 1995. (See Note E to the unaudited Combined Financial Statements describing the Minority interest in NYNEX CableComms). The decrease is due to smaller losses and the completion of the initial loss allocation to the South limited partner occurring in the first quarter of 1996.

INCOME TAXES

     Prior to June 14, 1995, NYNEX CableComms' US corporations were included in the NYNEX consolidated tax return and in New York State and New York City combined income tax filings. While included in the NYNEX tax filings, NYNEX CableComms was allocated payments in accordance with the effect its losses had on reducing the consolidated group's taxable income. As a result of the reorganization, which occurred immediately prior to the completion of the Combined Offering on June 14, 1995, NYNEX CableComms and its US corporations do not qualify to be included in the NYNEX consolidated US federal tax return or in any state or local combined tax returns. As such, any equivalent payments will no longer be made to NYNEX CableComms by NYNEX for any future losses generated. For periods after June 14, 1995, NYNEX UK CableComms Holdings Inc. and its US subsidiaries will be treated as a consolidated group of corporations for US tax return purposes. However, neither UK CableComms nor US CableComms will be consolidated with UK Holdings or its subsidiaries for US tax purposes. As a result, UK CableComms and US CableComms will file their own US federal tax returns. Therefore, no tax benefit arose in the third quarter of 1996. The tax benefit for the third quarter of 1995 included a L2.9 million benefit in respect of a deferred tax credit in the quarter and a provision of L0.5 million for tax payable on interest earned.

FOREIGN EXCHANGE

     All of NYNEX CableComms' revenue is denominated in pounds sterling. Although the majority of NYNEX CableComms' operating expenses are incurred in pounds sterling, NYNEX CableComms purchases certain of its network materials, equipment and the services of seconded NYNEX employees in US dollars. During the third quarters of 1996 and 1995, NYNEX CableComms did not experience significant gains or losses as a result of fluctuations in the exchange rate of currencies. To date, NYNEX CableComms has not used foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations.

                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        FIRST NINE MONTHS 1996 AS COMPARED TO FIRST NINE MONTHS OF 1995

RESULTS OF OPERATIONS

Revenue

     Operating revenue increased to L108.9 million for the first nine months of 1996 from L57.1 million for the first nine months of 1995. The increase is attributable primarily to an increased customer base, due to further marketing in NYNEX CableComms' existing operational franchises as construction of the network continues.

     Cable television. Cable television revenue increased to L44.7 million for the first nine months of 1996 from L26.4 million for the first nine months of 1995. This increase was primarily the result of an increase in the number of basic customers and an increase in the average revenue per basic customer. The number of basic customers increased to 242,867 at September 30, 1996 from 164,733 at September 30, 1995, while the average monthly cable television revenue per basic customer increased to L22.69 for the first nine months of 1996 from L21.06 for the first nine months of 1995. The overall increase in average monthly cable television revenue per basic customer is primarily attributable to a favorable increase in the pay to basic ratio. The pay to basic ratio increased to 204.0% at September 30, 1996 from 179.4% at September 30, 1995. The increase was primarily due to the change in the packaging and pricing structure of the premium channels in June 1995, designed to encourage customers to purchase premium channels thereby enabling NYNEX CableComms to take advantage of improved pricing in the BSkyB contract executed in the second quarter of 1995, and increased sales of premium channels during the last twelve months.

     The number of cable television homes passed and marketed in NYNEX CableComms' operating franchises increased to 1,235,689 at September 30, 1996 from 872,238 at September 30, 1995. Penetration rates increased to 19.7% at September 30, 1996 from 18.9% at September 30, 1995, as a higher proportion of NYNEX CableComms' potential customers chose to purchase television services. This increase has been driven by a number of marketing initiatives introduced in the last twelve months, a restructuring of the sales commission policy and an emphasis on retaining customers. NYNEX CableComms' churn rate was 30.3% at September 30, 1996 remaining the same as at September 30, 1995.

     During the first quarter of 1996, NYNEX CableComms transmitted its first Pay -Per View event. 35,287 of NYNEX CableComms' customers subscribed to the program (representing approximately 17.9% of the customer base at December 31, 1995), which generated revenue of L0.3 million.

     Residential telecommunications. Residential telecommunications revenue increased to L51.9 million for the first nine months of 1996 from L24.2 million for the first nine months of 1995. The revenue for the first nine months of 1996 has been increased by a L1.8 million adjustment in respect of the settlement of outstanding pricing issues BT whereby interconnect charges for incoming calls in previous periods have been revised. NYNEX CableComms has also seen its telecommunications expenses decrease in the first nine months of 1996 as a result of this settlement (see below).

     The increase in revenue in the first nine months of 1996, in addition to the interconnect pricing adjustment in the third quarter of 1996, was also the result of an increased number of residential telecommunications lines, increased usage and an increase in the average monthly revenue per line. The number of residential telecommunications lines increased to 322,921 at September 30, 1996 from 189,764 at September 30, 1995, while the average monthly residential telecommunications revenue per line increased to L20.56 for the first nine months of 1996 from L19.68 for the first nine months of 1995, the average revenue per line excluding the interconnect adjustment was L19.85. When introducing the pricing strategy in March 1995,

NYNEX CableComms believed that the immediate reduction in revenue resulting from offering these enhanced savings would be more than offset over time by additional revenue resulting from increased telecommunications penetration rates and greater usage attributable to this strategy. The increase in penetration, an upward trend in usage and an increase in the average revenue per line support this belief.

     The increase in the number of residential telecommunications lines reflects the increase in the number of homes passed and marketed for residential telecommunications services, which increased to 1,223,040 at September 30, 1996 from 796,865 at September 30, 1995. Penetration rates increased to 26.4% at September 30, 1996 from 23.8% at September 30, 1995. NYNEX CableComms has maintained this pricing strategy in response to price reductions by BT and believes that the increase in penetration rates is primarily attributable to its pricing strategy and broader acceptance of its telecommunications' service as an alternative to BT's. The residential telecommunications churn rate increased to 17.2% at September 30, 1996 from 16.4% at September 30, 1995.

     Business telecommunications. Business telecommunications revenue increased to L8.9 million for the first nine months of 1996 from L3.3 million for the first nine months of 1995. This increase was primarily attributable to an increase in the number of business lines, and an increase in the average monthly revenue, in addition to the consummation of some notable sales in the third quarter of 1996. The number of business telecommunications lines increased to 24,937 at September 30, 1996 from 11,705 at September 30, 1995, and the average monthly business telecommunications revenue per line increased to L49.80 for the first nine months of 1996 from L46.64 for the first nine months of 1995.

     As with residential telecommunications, NYNEX CableComms believed that the immediate reduction in revenue resulting from offering price savings over BT would be more than offset over time by additional revenue generated from increased take-up of business telecommunications services and greater usage attributable to this strategy. In March 1996, business telesales was introduced as a new sales medium for business customers, together with a new stepped rental charge for business customers using CENTREX. These new marketing initiatives were also designed to encourage greater usage and increase average monthly revenue per line. The average monthly revenue per line has increased and the average number of lines per business customer has increased to 3.8 at September 30, 1996 from 2.8 at September 30, 1995.

     The increase in the number of business telecommunications lines also resulted from an increase in the number of businesses passed and marketed for telecommunications services. NYNEX CableComms estimates that the number of businesses passed and marketed for telecommunications services increased to 34,465 at September 30, 1996 from 27,618 at September 30, 1995. The business telecommunications churn rate increased to 14.2% at September 30, 1996 from 10.0% at September 30, 1995.

     Installation. NYNEX CableComms' combined installation revenue for cable television and residential and business telecommunications increased to L3.3 million for the first nine months of 1996 from L3.2 million for the first nine months of 1995. Marketing initiatives during the second and third quarter of 1996, whereby residential customers taking both cable television and telecommunications services received free installation, had the result of slowing down the rate of growth in installation revenue during the first nine months of 1996.

     Operating Expenses. Operating expenses increased to L155.7 million for the first nine months of 1996 from L125.9 million for the first nine months of 1995 as a result of the continued growth in NYNEX CableComms' network and customer base. The components of total operating expenses are cable television programming costs, telecommunications expenses, depreciation and amortization, staff costs and selling, general and administrative expenses.

     Total programming costs increased to L24.0 million for the first nine months of 1996 from L13.2 million for the first nine months of 1995. Total programming costs as a percentage of cable television revenue were 54% for the first nine months of 1996 compared with 50% for the first nine months of 1995. The increased costs are a result of introducing new channels over the last twelve months and increased rates charged by programming providers. The change in the packaging and pricing structure of the premium channels in June 1995 also resulted in a reduced gross profit margin being achieved on premium channels. NYNEX CableComms' programming costs have benefited in the second and third quarters of 1996 from the fixed term programming agreement with BSkyB signed in the second quarter of 1995. NYNEX CableComms believes that passing an element of these cost savings to cable television customers will stimulate demand for premium channels, resulting in an increase in the pay to basic ratio, average monthly revenue per customer and penetration rates, as demonstrated in the first nine months of 1996 compared to the same period in 1995. In October 1996, BSkyB introduced price increases to NYNEX CableComms. The company is taking these increased costs into account in the new packaging and pricing to be introduced in the fourth quarter of 1996.

     Telecommunications expenses for the first nine months of 1996 were L22.0 million compared with L10.8 million for the first nine months of 1995. Telecommunications expenses principally represent interconnect charges paid to national and international carriers for NYNEX CableComms' traffic over their respective networks; these costs increase as the volume of traffic increases. As a result of the completion of installation of digital switches in all its franchises in 1995, NYNEX CableComms has eliminated the need to pay third parties for switching calls to other telecommunications operators. Telecommunications expenses were 36% of telecommunications revenue for the first nine months of 1996 compared with 39% for the first nine months of 1995. This was achieved despite reductions in the average revenue per line following the adoption of the pricing strategy in March 1995.

     Depreciation and amortization increased to L39.4 million for the first nine months of 1996 from L26.5 million for the first nine months of 1995. This increase is primarily related to the increase in the cost of total property, plant and equipment to L1,132.8 million at September 30, 1996 from L806.3 million at September 30, 1995. Depreciation will continue to rise as the network is built out.

     Staff costs, which include salaries, wages, benefits and sales commissions, increased to L34.4 million for the first nine months of 1996 from L33.9 million for the first nine months of 1995. Staff costs increased partially as a result of annual pay increases made in the second quarter of 1996. These additional costs were off-set by reductions in costs as staff numbers have reduced. The staff costs in the first quarter of 1996 also included one-time payments made to employees leaving NYNEX CableComms in the first quarter of 1996. Until February 1996, the number of employees (excluding sub-contract installers) was 2,863. Following the cost-management program undertaken towards the end of 1995, the number of employees (excluding subcontract installers), was 2,454 full time equivalents at September 30, 1996, compared with 2,955 at September 30, 1995.

     Selling, general and administrative expenses decreased to L36.0 million for the first nine months of 1996 from L41.6 million for the first nine months of 1995 as a result of the cost-management program and as the scale of NYNEX CableComms' operations matured. Following the cost-management program undertaken towards the end of 1995, NYNEX CableComms continued to make business efficiencies. Cost improvements have been made in most areas during the first nine months of 1996, in particular billing, data processing and software enhancement costs, which increased significantly during the first nine months of 1995 as the customer base continued to grow and the implementation of NYNEX CableComms' Integrated Customer Management System ("ICMS") continued. In the final quarter of 1995, revisions to the agreement associated with the cost of development of ICMS were negotiated, the benefits of which have been seen in the first nine months of 1996.

     Total operating expenses directly attributable to the design, construction and installation of the network are capitalized within the network and not charged to income. These capitalized costs were L37.5 million for the first nine months of 1996 and L32.9 million for the first nine months of 1995.

OTHER INCOME (EXPENSE)

     Interest income, which primarily represents interest on bank deposits and affiliated company balances, increased to L4.6 million for the first nine months of 1996 from L3.2 million for the first nine months of 1995. Interest income arises primarily from the investment of borrowings and capital contributions in advance of capital expenditures and operating cash flow requirements and from balances due from NYNEX and its affiliates. In the third quarter of 1996, NYNEX CableComms benefited from interest income of L1.7 million received from affiliated companies in respect of certain balances outstanding during 1996.

     In the first nine months of 1996, interest expense increased to L15.4 million, net of L4.4 million which was capitalized, from L13.2 million, net of L1.2 million which was capitalized, for the first nine months of 1995. The amount of capitalized interest relates to the level of work-in-progress, and the level of long-term debt which increased to L357.3 million at September 30, 1996 from L37.0 million at September 30, 1995. In the first nine months of 1996, L6.4 million of interest expense was attributable to the amortization of deferred finance costs, compared to L5.0 million in the first nine months of 1995. The balance of interest expense for both periods was primarily interest paid to the North and South limited partners in respect of relevant financing arrangements.

     The Minority interest portion of the loss for the first nine months of 1996 was L39.0 million compared with L65.3 million for the first nine months of 1995. (See Note E to the unaudited Combined Financial Statements describing the Minority Interest in NYNEX CableComms). The decrease is due to smaller losses and the completion of the initial loss allocation to the South limited partner occurring in the first quarter of 1996.

INCOME TAXES

     Prior to June 14, 1995, NYNEX CableComms' US corporations were included in the NYNEX consolidated tax return and in New York State and New York City combined income tax filings. While included in the NYNEX tax filings, NYNEX CableComms was allocated payments in accordance with the effect its losses had on reducing the consolidated group's taxable income. As a result of the reorganization, which occurred immediately prior to the completion of the Combined Offering on June 14, 1995, NYNEX CableComms and its US corporations do not qualify to be included in the NYNEX consolidated US federal tax return or in any state or local combined tax returns. As such, any equivalent payments will no longer be made to NYNEX CableComms by NYNEX for any future losses generated. For periods after June 14, 1995, NYNEX UK CableComms Holdings Inc. and its US subsidiaries will be treated as a consolidated group of corporations for US tax return purposes. However, neither UK CableComms nor US CableComms will be consolidated with UK Holdings or its subsidiaries for US tax purposes. As a result, UK CableComms and US CableComms will file their own US federal tax returns. Therefore no tax benefit arose in the first nine months of 1996. The L15.2 million tax benefit for the first nine months of 1995 included a L9.1 million deferred tax credit in the period and a provision of L0.9 million for tax payable on interest earned. The balance was primarily attributable to losses in the period.

FOREIGN EXCHANGE

     All of NYNEX CableComms' revenue is denominated in pounds sterling. Although the majority of NYNEX CableComms' operating expenses are incurred in pounds sterling, NYNEX CableComms purchases certain of its network materials, equipment and the services of seconded NYNEX employees in US dollars. During the first nine months of 1996 and 1995, NYNEX CableComms did not experience significant gains or losses as a result of fluctuations in the exchange rate of currencies. To date, NYNEX CableComms has not used foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations.

CAPITAL RESOURCES, CASH FLOWS AND LIQUIDITY

     Significant additional capital expenditures are required to construct the remaining portions of NYNEX CableComms' network. Under the terms of current licenses, NYNEX CableComms is required to construct cable television systems passing an additional 1.0 million premises by the end of 2000, in accordance with a series of prescribed intermediate milestones for each of its franchises. NYNEX CableComms expects to have significant capital requirements for the foreseeable future, expecting to make capital expenditures of approximately L1.0 billion over the three-year period beginning January 1, 1996. By the end of this three year period, NYNEX CableComms intends to have largely completed network construction in its existing franchises. During the first nine months of 1996, capital expenditures were L222.4 million.

FINANCING OF NYNEX CABLECOMMS

     At September 30, 1996, NYNEX CableComms had available L459.2 million of undrawn debt facilities, which are available subject to NYNEX CableComms passing a certain number of homes. In addition, NYNEX has entered into a credit facility with NYNEX CableComms to make available a credit facility of L200.0 million. NYNEX CableComms may make drawings under this facility at any time after June 1, 1996 and before May 31, 1997, amounts borrowed may remain outstanding until 1998. No drawings have been made on this facility.

     The financing of NYNEX CableComms is described in Notes D and E to the unaudited Combined Financial Statements. The North limited partner has contributed L131.3 million to the North Partnership at September 30, 1996 and 1995, respectively, and has provided a further L223.7 million and L31.6 million in financing to the Northern Operating Companies under the North Credit Facility at those dates, respectively. The South limited partner has contributed L80.4 million to the South Partnership at September 30, 1996 and 1995, respectively, and has provided a further L133.6 million and L5.4 million in financing to the Southern Operating Companies under the South Credit Facility at those dates, respectively.

CASH FLOWS AND LIQUIDITY

     NYNEX CableComms had net cash used in operating activities of L3.6 million and L35.6 million for the first nine months of 1996 and 1995, respectively. The decrease is primarily due to a smaller operating loss for the first nine months of 1996 compared to the first nine months of 1995.

     Net cash used in investing activities was L222.4 million and L304.6 million for the first nine months of 1996 and 1995, respectively, resulting from expenditures on network construction and associated capital expenditures.

     Net cash provided by financing activities was L232.0 million and L328.2 million for the first nine months of 1996 and 1995, respectively. In the first nine months of 1995, NYNEX made capital contributions of L5.3 million to NYNEX CableComms. Capital contributions by NYNEX to NYNEX CableComms ceased on March 31, 1995 when the financing arrangements for the South were reorganized. After this date, all funding by NYNEX has been through the North and the South limited partners. No capital contributions were made by the North and South limited partners during the first nine months of 1996.

     During the first nine months of 1996, the Northern Operating Companies and Southern Operating Companies borrowed L232.0 million under the credit facilities which are detailed in Note D to the unaudited Combined Financial Statements.

OTHER MATTERS

REGULATORY ISSUES

(i) Number Portability

     Number portability allows customers to retain their telephone number when changing telephone operators. Previously, customers using NYNEX CableComms' or any other cable operator's telecommunications service had to change their telephone number. On May 22, 1996, NYNEX CableComms became the first company in the UK to launch a commercial number portability service. The franchise chosen for release of the product was Derby. By August 1, 1996 the product had been made available in all NYNEX CableComms' franchise areas.

(ii) Price Control Review

     On October 1, 1996, the Office of Telecommunications ("OFTEL") modified BT's license to implement a new regime of retail price control commencing from August 1, 1997 and introduced a license condition that enables OFTEL effectively to address anti-competitive behavior ("the Fair Trading Condition"). The new price control will be in place for four years and is set at RPI -- 4.5% on the bottom 80% of residential customers as measured by telecommunications expenditure. Small business customers will be subject to a cap limiting increases in line rental to RPI + 0% and will have access to the same reduction in call prices as residential customers. OFTEL has stated that this will be the last retail price control. BT has judicially challenged the Fair Trading Condition to examine whether OFTEL had the authority to include this condition under the Telecommunications Act 1984. OFTEL will soon consult on their proposals for a wholesale price cap on BT's interconnect charges also planned for implementation by August 1997.

(iii) International Consultation

     In March 1996, the Department of Trade and Industry ("DTI") released a consultative document that proposed the licensing of additional facilities-based operators in the international call market. On June 9, 1996, following examination of the responses to the consultation document, the UK Government announced the liberalization of international facilities on all country routes. Previously, only BT and Mercury were licensed to own and operate international facilities from the UK. The DTI have received the first group of license applications, and a consultation on the form of the license has now commenced. Additional international facilities operators should be licensed before the end of 1996.

(iv) Competition in Telecommunications Services

     In February 1996, OFTEL introduced a consultation document outlining proposals for the encouragement of the provision of enhanced services across telecommunications networks. In June 1996, OFTEL published its final proposals, which allow BT to price its services to other service providers at standard retail prices less the avoidable costs of serving such providers. The BT license modifications implementing the changes are expected to be distributed for consultation before the end of 1996.

(v) OFT decision in BSkyB review

     In findings published on July 24, 1996, the UK Office of Fair Trading ("OFT") completed its comprehensive review of BSkyB's position in the pay TV market and the supply in the UK of programming and related services at the wholesale level.

     The OFT concluded, among other things, that barriers to entry resulting from BSkyB's powerful position in the wholesale pay TV market raise concerns that "although BSkyB is not acting anti-competitively, the competitive process is being impaired".

     To address the situation, the OFT secured new informal undertakings pursuant to which BSkyB agreed (a) to submit a proposed new wholesale price list and discount structure (the "New Rate Card") to the OFT for consultation with the cable industry and OFT approval; (b) to permit flexibility to cable operators, for which variable prices will be set forth in the New Rate Card, to purchase BSkyB's Basic Channels which can be provided on an unbundled basis to a range of between 80 and 100 percent of a cable operator's subscriber base; and
(c) to limit the number and nature of so-called "Bonus" Channels that can be linked to the purchase of other channels. Sixty days after approval by the OFT, BSkyB's wholesale pricing to cable operators without existing fixed term contracts must be in accordance with the New Rate Card. Cable operators with existing fixed term contracts with BSkyB, such as NYNEX CableComms, may continue under those contracts until they expire or opt for the New Rate Card pricing and discount structure. NYNEX CableComms' contract with BSkyB continues until June 30, 1999, and the parties have agreed to meet on or about January 1, 1999 to negotiate the extension of the agreement for a further four years and two months.

     In connection with its BSkyB review announcement, the OFT also formally recognized that the programming agreement entered into by NYNEX CableComms and BSkyB during the second quarter of 1995, which it had been reviewing under the UK Restrictive Trade Practices Act 1976, has been amended to address the competition concerns of the OFT.

     The OFT submitted the proposed New Rate Card to NYNEX CableComms and the cable industry on October 4, 1996. NYNEX CableComms is currently reviewing the New Rate Card and will participate in the consultation through submission of comments to the OFT during the fourth quarter of 1996.

(vi) Broadcasting Bill

     On July 25, 1996, the Broadcasting Bill received Royal Assent, becoming the Broadcasting Act 1996. The Act introduces a number of changes to the UK Broadcasting Policy. The primary changes are the licensing of digital terrestrial broadcasters, modifications to cross-media ownership rules and the merging of the Broadcasting Standards Council and the Broadcasting Complaints Commission.

     Other changes relevant to NYNEX CableComms' business interests include the specification of a list of events that cannot be exclusively broadcast by pay-TV operators and specification of the "must carry" requirements for cable operators in a digital environment.

(vii)Modifications to the UK Telephone Numbering Scheme

     In September 1996, OFTEL released a consultation document that proposes a number of changes to the UK numbering scheme. OFTEL's proposals include standardization of the number ranges used for mobile, part-paid and premium rate services, as well as arrangements to address the expected exhaustion of number ranges in certain cities by the year 2000. These proposals are expected to be finalized by the end of 1996.

SUBSEQUENT EVENTS

(i) New bundled packages

     NYNEX CableComms believes that a new approach is required to increase penetration and on October 22, 1996, announced the introduction of "bundled" cable television and telephony packages. These packages will provide customers with a new range of cable television choices and telephony services at competitive prices. They will include specialist sports and movie packages as well as a "mini-basic" package which will all be priced to compete with the prices from BSkyB and BT combined, and will offer the customer the additional benefit of dealing with just one communications company.

(ii) Announcement by Cable & Wireless, NYNEX and Bell Canada International

     The Boards of NYNEX CableComms have taken note of the announcement of October 22, 1996 by Cable and Wireless, NYNEX and Bell Canada International Inc. in respect of a conditional agreement to merge their respective interests in Mercury Communications Limited, NYNEX CableComms and Bell Cablemedia. If the agreement is consummated, the Boards of NYNEX CableComms expect that a general offer will be made to the shareholders of NYNEX CableComms in due course. The Boards of NYNEX CableComms will consider the implications of the proposed merger in the normal course and will make their views known once they have had the opportunity to do so.

                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                   OPERATING STATISTICS -- THIRD QUARTER 1995

     The following tables summarize information set out in Management's Discussion and Analysis of Financial Condition and Results of Operations:

                                                                     NET ADDITIONS
                                            ----------------------------------------------------------------
                                             3 MONTHS TO      3 MONTHS TO      9 MONTHS TO      9 MONTHS TO
                                            SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                1996             1995             1996             1995
                                            -------------    -------------    -------------    -------------
CABLE TELEVISION:
Homes passed and marketed................       79,031           91,963          240,772          248,147
Cable television customers...............       16,018           18,158           45,863           42,765
RESIDENTIAL TELECOMMUNICATIONS:
Homes passed and marketed................       90,475          120,144          277,238          295,834
Residential lines connected..............       26,685           37,549           90,370           90,810
BUSINESS TELECOMMUNICATIONS:
Business lines connected.................        2,912            2,683           10,677            6,394

                                                                          CUMULATIVE
                                                        -----------------------------------------------
                                                        SEPTEMBER 30,    SEPTEMBER 30,    DECEMBER 31,
                                                            1996             1995             1995
                                                            TOTAL            TOTAL            TOTAL
                                                        -------------    -------------    -------------
Homes passed.........................................     1,574,673        1,066,329        1,201,471
Businesses passed....................................        76,828           40,755           51,761
                                                          ---------        ---------        ---------
Total premises passed................................     1,651,501        1,107,084        1,253,232
                                                          =========        =========        =========
CABLE TELEVISION:
Homes passed and marketed............................     1,235,689          872,238          994,917
Average monthly revenue per customer.................        L22.69           L21.06           L21.59
Basic customers......................................       242,867          164,733          197,004
Penetration rate.....................................         19.7%            18.9%            19.8%
Premium units to basic ratio.........................        204.0%           179.4%           209.3%
Churn rate...........................................         30.3%            30.3%            29.4%
RESIDENTIAL TELECOMMUNICATIONS:
Homes passed and marketed............................     1,223,040          796,865          945,802
Average monthly revenue per customer.................        L20.56           L19.68           L19.52
Residential lines connected..........................       322,921          189,764          232,551
Penetration rate.....................................         26.4%            23.8%            24.6%
Churn rate...........................................         17.2%            16.4%            17.5%
BUSINESS TELECOMMUNICATIONS:
Businesses passed and marketed.......................        34,465           27,618           30,450
Average monthly revenue per customer.................        L49.80           L46.64           L46.82
Business lines connected.............................        24,937           11,705           14,260
Average number of lines per customer.................           3.8              2.8              2.8
Churn rate...........................................         14.2%            10.0%            11.9%

                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                          PART II -- OTHER INFORMATION

ITEM 5  OTHER INFORMATION

     None

ITEM 6(B)  REPORTS ON FORM 8-K

     No report on Form 8-K was filed by the registrant during the quarter for which this report is filed.

                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned officer thereunto duly authorized.

                                              NYNEX CABLECOMMS GROUP PLC
                                              (Registrant)
                                              Nicholas Mearing-Smith
Date: November 6, 1996                        Chief Financial Officer
                                              NYNEX CABLECOMMS GROUP INC.
                                              (Registrant)
                                              Nicholas Mearing-Smith
Date: November 6, 1996                        Chief Financial Officer