Form 10-K405
period 1996-12-31
NYNEX CABLECOMMS GROUP PLC; NYNEX CABLECOMMS GROUP INC
filed 1997-03-21
CIK 939915, 939916

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

            COMMISSION FILE NUMBERS: 0-25638 (NYNEX CABLECOMMS GROUP PLC)
                                0-25690 (NYNEX CABLECOMMS GROUP INC.)
                      ------------------------------------

                           NYNEX CABLECOMMS GROUP PLC

Incorporated under the laws of England and Wales       I.R.S. Employer Identification No. 98-0151138

                          NYNEX CABLECOMMS GROUP INC.

     Incorporated under the laws of Delaware           I.R.S. Employer Identification No. 98-0151139

    THE TOLWORTH TOWER, EWELL ROAD, SURBITON, SURREY KT6 7ED, UNITED KINGDOM
                               (44)-181-873-2000
                               (Telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

     American Depository Shares evidenced by American Depository Receipts, each representing ten Units, each Unit consisting of one Ordinary Share (par value L0.10 per share)
of NYNEX CableComms Group PLC and one share of Common Stock (par value $0.01 per share)
                         of NYNEX CableComms Group Inc.
                                (Title of Class)

   Ordinary Shares (par value L0.10 per share) of NYNEX CableComms Group PLC
                                (Title of Class)

    Common Stock (par value $0.01 per share) of NYNEX CableComms Group Inc.
                                (Title of Class)
                      ------------------------------------
     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrants on January 31, 1997 was approximately $485,096,166.
     The number of shares outstanding of each of the Registrants' classes of common stock, as of January 31, 1997:

   925,976,934 Ordinary Shares of NYNEX CableComms Group PLC, L0.10 par value 925, 976,934 shares of Common Stock of NYNEX CableComms Group Inc., $0.01 par
                                     value
(Ordinary Shares and shares of Common Stock are "stapled" and trade together as
                                    Units.)

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================

                                     PART I

ITEM 1.  BUSINESS

     As used herein, (i) "NYNEX CableComms UK" refers to NYNEX CableComms Group PLC and "NYNEX CableComms US" refers to NYNEX CableComms Group Inc.; (ii) "NYNEX CableComms" refers to NYNEX CableComms UK and NYNEX CableComms US, together with the subsidiaries and partnerships in which they have the entire or a majority ownership interest; and (iii) the "Operating Companies" refers to those members of NYNEX CableComms which hold the cable television and telecommunications licenses for franchises in northern England (the "Northern Operating Companies") and for franchises in southern England (the "Southern Operating Companies"), collectively.

     Information with respect to the number of homes covered by one or more franchise areas is based on the most recent published UK census data (1991), postal address files and NYNEX CableComms' estimates. There can be no assurance that the number of homes in a franchise area has not increased or decreased since the 1991 census was conducted. All information with respect to the number of businesses covered by one or more franchise areas is based on a combination of sources including Thomsons Directory, Companies House, PAF data and NYNEX CableComms' estimates. Although believed by NYNEX CableComms to be reliable, there can be no assurance that such data accurately reflect the actual number of businesses in a given franchise.

INTRODUCTION

     NYNEX CableComms is one of the leading integrated providers of cable television and telecommunications services in the United Kingdom. NYNEX CableComms is licensed to provide these services in 16 franchise areas which cover approximately 2.7 million homes, equivalent to approximately 15% of the total homes in the United Kingdom for which franchises had been awarded at December 31, 1996. In addition, the franchise areas cover approximately 153,000 businesses. NYNEX CableComms' cable television and telecommunications licenses have been granted for fixed terms (15 and 23 years, respectively). NYNEX CableComms' cable television licenses will expire at various times commencing in November 2004. Its telecommunications licenses are scheduled to expire at various times commencing June 2012. NYNEX CableComms has approximately 2.3 million equity homes, making it one of the largest multiple systems operators in the United Kingdom on the basis of the total number of equity homes in its franchise areas. NYNEX CableComms has its principal executive office at The Tolworth Tower, Ewell Road, Surbiton, Surrey, KT6 7ED, United Kingdom.

     NYNEX CableComms UK is a public limited company incorporated in February 1995 under the laws of England and Wales, and NYNEX CableComms US is a Delaware corporation incorporated in February 1995. In June 1995, NYNEX CableComms UK and NYNEX CableComms US completed an initial public offering of 305 million ordinary shares of NYNEX CableComms UK (the "NYNEX CableComms UK Ordinary Shares") and 305 million shares of common stock of NYNEX CableComms US (the "NYNEX CableComms US Shares of Common Stock") issued as stapled units (the "NYNEX CableComms Units"), each NYNEX CableComms Unit comprised of one NYNEX CableComms UK Ordinary Share and one NYNEX CableComms US Share of Common Stock. Of the NYNEX CableComms Units issued pursuant to the offering, 170,222,000 were issued as NYNEX CableComms Units and 134,778,000 were issued as American Depositary Shares (the "NYNEX CableComms ADSs"), each NYNEX CableComms ADS representing 10 NYNEX CableComms Units. The NYNEX CableComms UK Ordinary Shares and the NYNEX CableComms US Shares of Common Stock may not be traded separately and may only be traded together as NYNEX CableComms Units on the London Stock Exchange Limited and as NYNEX CableComms ADSs on the Nasdaq National Market. As of March 4, 1997, NYNEX Corporation ("NYNEX"), through its subsidiaries, owned approximately 67% of the outstanding NYNEX CableComms Units.

     As announced on October 22, 1996, cable and wireless plc, Bell Canada International Inc. and NYNEX have entered into an agreement (as amended or restated, the "Transaction Agreement") pursuant to which, subject to the satisfaction of certain conditions precedent, the parties have agreed to combine Mercury

Communications Limited ("Mercury"), Bell Cablemedia plc ("BCM") (as enlarged by the acquisition of Videotron Holdings plc) and NYNEX CableComms under a new holding company, Cable & Wireless Communications plc ("CWC"). Pursuant to the Transaction Agreement, CWC has offered to purchase NYNEX CableComms UK Ordinary Shares and NYNEX CableComms US Shares of Common Stock (comprised in the NYNEX CableComms Units, including those represented by NYNEX CableComms ADSs) in exchange for ordinary shares of CWC.

     If the transactions contemplated by the Transaction Agreement are consummated, among other things, (i) NYNEX has agreed to exchange all of its NYNEX CableComms Units, and its indirect interests in the Operating Companies, for ordinary shares of CWC; (ii) NYNEX CableComms will become part of the combined CWC group and thus will be an affiliate of Mercury, which is currently a competitor of NYNEX CableComms primarily in the business telecommunications market; (iii) the interconnection agreements which govern the interconnection between the telecommunications networks of NYNEX CableComms and Mercury, discussed under "Products and Services" below, are likely to change; (iv) the existing credit facilities of NYNEX CableComms, as discussed below under Management's Discussion and Analysis of Financial Condition and Results of Operations Financing of NYNEX CableComms", would have to be repaid (absent waivers of change of control defaults) and are expected to be terminated and replaced with a CWC credit facility; and (v) the entities identified as the North limited partner and the South limited partner in the diagram under "Organization" below will become indirect wholly-owned subsidiaries of CWC, thereby providing CWC with indirect interests in the Operating Companies held other than through NYNEX CableComms.

PRODUCTS AND SERVICES

     NYNEX CableComms has developed separate marketing, pricing and sales strategies for its residential and its business markets. While NYNEX CableComms has approached the residential and business markets separately, there has been significant coordination with a view to promoting NYNEX CableComms in a consistent manner and avoiding the duplication of resources where appropriate.

     THE RESIDENTIAL MARKET

     NYNEX CableComms has based its strategy in respect of the residential market on its ability to provide, market and sell its cable television and telecommunications services on an integrated basis in innovative, competitively priced packages and its ability to retain customers through reliability, quality customer service and new product development.

     Cable Television Services

     Cable television services (excluding installation) provided NYNEX CableComms with 41.3% of its operating revenues in 1996 compared to 45.6% in 1995. Cable television revenue is earned mainly from monthly fees for basic and premium channels and additional outlets.

     NYNEX CableComms currently offers a wide range of television programming, including satellite, broadcast and video cassette delivered channels, and it also offers some FM radio stations. Over 45 television channels are offered, many of which are available 24 hours a day. In accordance with its policy of regularly reviewing the channels provided, NYNEX CableComms adds and deletes channels as it considers appropriate. NYNEX CableComms believes that offering a wide range of conveniently scheduled programming and providing quality customer service are important factors influencing a customer's decision to subscribe to and retain cable television services. NYNEX CableComms currently obtains its cable television programming from satellite television operators, terrestrial broadcasters and other programming suppliers. NYNEX CableComms regularly engages in discussions regarding the development of cooperative arrangements with other cable operators with a view to achieving cost savings and developing programming and additional services.

     As one of the leading providers of cable television services in the United Kingdom, NYNEX CableComms believes it is generally able to obtain favorable terms, as compared to smaller operators, in purchasing programming. Certain programming, such as that provided by the British Broadcasting Corporation ("BBC") and other terrestrial broadcasters, is available to NYNEX CableComms and other cable operators without charge.

     British Sky Broadcasting Group plc ("BSkyB") is the leading supplier of programming to direct-to-home ("DTH") satellite and cable television operators in the United Kingdom and the exclusive supplier of certain premium programming, including live English Premier League soccer matches and premium movie channels. BSkyB's programming is important in attracting and retaining cable television customers.

     In the second quarter of 1995, NYNEX CableComms Limited, an indirect, wholly-owned subsidiary of NYNEX CableComms UK and NYNEX CableComms US, and each of the Operating Companies entered into a programming agreement with BSkyB and a subsidiary of BSkyB (the "BSkyB Agreement") which provides for price incentives related to, among other things, the overall number of basic customers and the pay to basic ratio achieved by NYNEX CableComms (for an explanation of the pay to basic ratio, see "Operating Statistics", below). The BSkyB Agreement also provides NYNEX CableComms with access to BSkyB's Pay-Per-View services.

     Concurrently with its 1996 review of BSkyB's position in the market for the supply of pay television programming in the United Kingdom and related services at the wholesale level, the UK Office of Fair Trading (the "OFT") expressed the view that it considered certain provisions of the BSkyB Agreement to be significantly anti-competitive under the UK Restrictive Trade Practices Act 1976.

     In connection with its July 1996 findings that barriers to entry resulting from BSkyB's powerful position in the wholesale pay television market raised concerns that "although BSkyB is not acting anti-competitively, the competitive process is being impaired", the OFT also acknowledged that amendments to the BSkyB Agreement proposed by BSkyB and NYNEX CableComms had addressed the competition concerns of the OFT. BSkyB and NYNEX CableComms are reviewing a final draft of the agreement, as revised to incorporate such amendments. The final draft was submitted to the OFT in February 1997 for confirmation that the OFT's review is complete.

     To address the anti-competitive situation, the OFT secured informal undertakings pursuant to which BSkyB, among other things, agreed to submit a new wholesale price list and discount structure (the "New Rate Card") to the OFT for consultation with the cable television industry and for OFT approval. Cable operators with existing fixed term contracts with BSkyB, such as NYNEX CableComms, may continue under those contracts until they expire or elect to be governed by the New Rate Card pricing and discount structure. The OFT submitted the New Rate Card to NYNEX CableComms and the cable industry in October 1996 and, following consultation with the industry, the New Rate Card was approved by the OFT in December 1996. NYNEX CableComms has reviewed the New Rate Card and at present has determined to continue to operate under the BSkyB Agreement, as so amended. NYNEX CableComms will continue to review its option to operate under the New Rate Card.

     NYNEX CableComms understands that the European Commission Directorate-General IV Competition has informally considered the compatibility of the BSkyB Agreement (in the form originally entered into, without giving effect to the amendments proposed by NYNEX CableComms and BSkyB after discussions with the OFT) with European Union competition law. NYNEX CableComms is not aware of any final conclusion on this issue having been reached by the Directorate-General.

     NYNEX CableComms supported two pay-per-view events in 1996, and a third in February 1997. The purchasing methods for the latter two events took two forms dial up and impulse. Dial up pay-per-view enables customers to purchase these services by making a telephone call. Impulse pay-per-view enables the customer to purchase these services by using a remote control to interact directly with the set-top box, thereby obviating the need to make a telephone call. This service was introduced in the fourth quarter of 1996 and is available in all of NYNEX CableComms' franchises to 91%, in the aggregate, of its cable television customers. NYNEX CableComms is developing and plans to introduce a pay-per-view movie service during 1997. Pay-per-view events will also continue to be offered.

     NYNEX CableComms is in the process of considering the introduction of digital television technology that would significantly increase channel capacity. Implementation of digital services would require NYNEX CableComms to make minor network upgrades to its broadband coaxial distribution network, to upgrade two of its existing headend sites to digital "super" headend sites and to replace the current set-top boxes in customers' homes. On March 7, 1997, Telewest Communications plc ("Telewest"), BCM and NYNEX CableComms announced the selection of NextLevel Broadband Networks Group of General Instrument Corporation ("General Instrument") as an initial supplier of digital equipment, with whom Telewest, BCM and NYNEX CableComms will enter into detailed negotiations relating to the supply of transmission equipment and set-top boxes to provide an integrated platform for the provision of digital services in cable homes throughout the UK. Additional manufacturers of set-top boxes to be supplied to the cable companies are expected to be identified late in 1997.

     Telecommunications Services

     Residential telecommunications services (excluding installation) provided NYNEX CableComms with 46.7% of its operating revenues in 1996 compared to 42.8% in 1995. Residential telecommunications revenue is earned from monthly charges for calls made by customers and line rentals and from the provision of optional features.

     In common with many telecommunications companies, in addition to telephone line installation and basic telephone service (which includes line rental, call usage and monthly itemized billing), NYNEX CableComms offers its residential telecommunications customers additional services, such as call waiting, caller return, three way calling, short code dialing, call divert, call barring, reminder call and number portability. Number portability, which was introduced by NYNEX CableComms in all of its franchises by August 1996 and which is expected to be available to virtually all potential customers by mid-1997, allows customers to retain their existing telephone numbers when changing telecommunications service providers. NYNEX CableComms also introduced special tariffs for Internet users in October 1996. Subscribers are offered a discount on calls to their Internet service providers.

     NYNEX CableComms has its own digital switch capability in all its franchises. Digital switches give NYNEX CableComms greater flexibility to choose between alternative long distance carriers, to provide additional services and to permit route diversity in the event of a network transmission failure. In addition, digital switches enable NYNEX CableComms to switch all intra-franchise calls between its customers, thereby avoiding the use and the associated costs of switching provided by British Telecommunications plc ("BT"), Mercury or other public telecommunications operators ("PTOs") with respect to such calls.

     NYNEX CableComms' digital switches interconnect with the networks of BT, Mercury and other PTOs for national and international calls, and for local calls where only one party is a NYNEX CableComms customer. As part of NYNEX CableComms' strategy of increasing the volume of calls switched locally and minimizing interconnect charges to other PTOs, NYNEX CableComms may enter into interconnect agreements with other cable operators.

     Services being reviewed and developed by NYNEX CableComms include cable modems, voice messaging service, basic rate ISDN and caller display. A cable modem trial is being conducted in conjunction with Motorola, Inc. in the Northern Franchises (as defined below under "Organization"), providing customers with high speed access to the Internet. NYNEX CableComms plans to extend the trial to further franchises during 1997.

     Dual Product Packages

     In November 1996, NYNEX CableComms introduced new dual product cable television and telephony packages ("Dual Product Packages"). These Dual Product Packages provide NYNEX CableComms' customers with a new range of cable television packages integrated with its telephony services. These services are priced to compete with the prices of similar products offered separately by BSkyB and BT. They include specialized sports and movie packages as well as a "Mini View" package and provide the customer with the additional benefit of dealing with just one communications company. At the end of December 1996, the total number of subscribers for Dual Product Packages was in excess of 28,800. Subscriptions were taken by both existing and new customers of NYNEX CableComms, with the main areas of interest being the basic package ("Prime View") and full service package ("Super View"), which includes both premium movie and sports programming. Based on past experience, NYNEX CableComms believes that customers with both cable television and telecommunications services are less likely to terminate service than those with only cable television service.

     Pricing

     NYNEX CableComms regularly evaluates its pricing strategy and intends to remain price competitive in its residential market. NYNEX CableComms believes competitive pricing has been particularly important initially in the residential telecommunications market as it has attempted to gain market share.

     NYNEX CableComms believes that residential customers generally purchase its telecommunications services because of anticipated cost savings. Since March 1995, NYNEX CableComms' pricing strategy has been to provide its average residential customer with savings of 25% on monthly bills for line rental and call charges combined over BT's standard prices, before discounts and promotions. NYNEX CableComms believes that this strategy has resulted in additional revenue resulting from increased residential telecommunications penetration rates and greater usage. Telecommunications penetration increased to 27.0% at December 31, 1996 from 24.6% at December 31, 1995 and average monthly revenue per line increased to L19.96 in 1996 from L19.52 in 1995. Prior to March 1995, NYNEX CableComms provided residential customers with average savings of 10% to 15% on their monthly bills for line rental plus call usage combined over BT's standard prices.

     As of February 1, 1997, NYNEX CableComms' charge for the cable television-only format ranged from L14.99 per month (for the package which does not include the Sky Premium Channels) to L31.99 per month (for the package which includes all Sky Premium Channels). Additional adult premium channels are available to cable television-only customers at a monthly charge of L8.48. Customers incur an additional administrative charge of L1 if payment is not made by direct debit. NYNEX CableComms' cable television service includes the supply and installation of one addressable converter box which provides service to one television set. As of February 1, 1997, customers incur an additional monthly charge (inclusive of value added tax ("VAT") of L3.95 for each additional outlet.

     For the basic "Prime View" Dual Product Package, NYNEX CableComms charged L20.99 per month (inclusive of VAT), as of February 1, 1997. The cable television component of this package consists of 40 channels, plus either one or two local programming channels, depending on the franchise area. As of February 1, 1997, NYNEX CableComms' charges (inclusive of VAT) for the Dual Product Packages ranged from L14.99 per month (for the package which does not include the Sky Premium Channels) to L36.99 per month (for the package which includes all Sky Premium Channels). NYNEX CableComms also offers a niche Dual Product Package ("Asia View") tailored to the Asian community in the Northern franchises and, in the Surrey and Bromley Franchises in the South. Additional premium channels are available and additional outlets may be installed for the same charges as for cable television-only customers. As with cable television-only customers, customers who purchase Dual Product Packages will also incur an additional administrative charge of L1 if payment is not made by direct debit.

     In order to help build the customer base, the new Dual Product Packages also have been competitively priced when compared to similar products offered separately by BT and BSkyB.

     THE BUSINESS MARKET

     In the business market, NYNEX CableComms provides a variety of telecommunications services, as well as commercial cable television services and transmission facilities for closed circuit television services. During 1995 and 1996, NYNEX CableComms increased its business telecommunications marketing activities, including the introduction of telesales marketing and a new volume-based rental charge for business customers using central exchange ("CENTREX") services. NYNEX CableComms has based its strategy in respect of the business market on its ability to provide, market and sell its telecommunications services at competitive prices and its ability to retain its customers through reliability, quality customer service and new product development.

     Business Telecommunications Services

     Business telecommunications services (excluding installation) provided NYNEX CableComms with 8.6% of its operating revenues in 1996 compared to 6.2% in 1995.

     In the business market, NYNEX CableComms offers its business customers and earns revenue from the provision of the same telecommunications services provided to residential customers and additional services such as CENTREX, managed fiber networks, private circuits, low speed data services, digital access signal systems 2 ("DASS 2"), basic rate Integrated Services Digital Network ("ISDN"), closed circuit television and commercial cable television.

     Pricing

     NYNEX CableComms regularly evaluates its pricing strategy and intends to remain price competitive in its business market. In March 1995, NYNEX CableComms introduced a pricing strategy whereby its business customers enjoy savings, on average, of 25% over BT's standard call charges, before discounts and promotions. NYNEX CableComms believes that the immediate reduction in tariffs resulting from offering these enhanced savings will be more than offset over time by additional revenue generated from increased take-up of business telecommunications services and greater usage attributable to this strategy. Since the introduction of this strategy, there has been an increase in usage. The average monthly revenue per line increased to L49.39 in 1996 from L46.82 in 1995 and the average number of lines per business customer increased to 4.4 at December 31, 1996 from 2.8 at December 31, 1995. Prior to March 1995, NYNEX CableComms provided business customers with monthly savings, on average, of 10% to 15% on combined prices charged for line rental and call usage, as compared to the standard prices charged by BT.

     INSTALLATION

     Combined installation revenue for cable television services and residential and business telecommunications services provided NYNEX CableComms with 3.4% of its operating revenues in 1996 compared to 5.4% in 1995.

     Installation services for residential cable television customers include installation of coaxial cable from the NYNEX CableComms' network to the customer's home, connection of the customer's television to a set-top box and connection of other customer electronics equipment. Installation services for residential telecommunications customers include installation of copper wire from the NYNEX CableComms network to a master socket network termination point in the customer's home for connection with the customer's own telecommunications equipment. Installation services for business customers include installation of copper cable, for small- to medium-sized businesses, or fiber cable, for medium- to large-sized businesses, to connect business customers to the NYNEX CableComms' network.

ORGANIZATION

     NYNEX CableComms UK and NYNEX CableComms US hold 90% and 10%, respectively, of the shares in NYNEX U.K. CableComms Holdings, Inc. ("NYNEX UK Holdings"), an intermediate holding company indirectly holding controlling interests in the eleven Operating Companies which hold licenses for franchises in northern England (the "Northern Franchises") and the five Operating Companies holding licenses for franchises in southern England (the "Southern Franchises").

     NORTHERN FRANCHISES

     The Northern Franchises cover approximately 1,100 square miles and comprise 11 franchise areas: Blackburn, Bolton, Bury and Rochdale, Chester and Warrington, Macclesfield, Manchester and Salford, Oldham and Tameside, Stockport, Stoke-on-Trent, Derby and The Wirral. As of December 31, 1996, the

Northern Franchises contained approximately 1,769,000 homes and 111,000 businesses. These franchises encompass several large metropolitan areas including Manchester, one of the largest business communities in the United Kingdom after London, and the primary commercial center for the north west of England.

     SOUTHERN FRANCHISES

     The Southern Franchises cover approximately 590 square miles and comprise the franchises of Bromley, North and North East Surrey, Solent, Sussex and Wessex. As of December 31, 1996, the Southern Franchises contained approximately 843,000 homes and 42,000 businesses. The Solent, Sussex and Wessex franchises are in popular retirement areas that have also attracted many major service sector businesses. The towns of Bournemouth and Brighton, located in these franchises, are both popular holiday resorts with a well developed hotel and leisure infrastructure. Bromley is considered to be a prosperous south London borough and North and North East Surrey is also an area where individual net worth is higher than average for the United Kingdom.

     OWNERSHIP STRUCTURE

     The ownership interests of NYNEX CableComms UK and NYNEX CableComms US in the Operating Companies are held through various wholly-owned subsidiaries and partnerships in which NYNEX CableComms UK and NYNEX CableComms US together exercise management control and hold the majority ownership interest. In the aggregate, the ownership interests of NYNEX CableComms UK and NYNEX CableComms US constitute approximately 87% of the economic interests in the Operating Companies. These ownership interests are shown in the diagram below.

                               [CHART OMITTED]

---------------

(1) The North limited partner and the South limited partner are affiliates of NYNEX. NYNEX's interests in these affiliates are held by indirect wholly-owned subsidiaries of NYNEX. Through its interests in these affiliates, NYNEX has an interest in the Operating Companies held other than through NYNEX CableComms UK and NYNEX CableComms US. The North limited partner provides loans to the North Partnership and the Northern Operating Companies under an existing credit facility. The South limited partner provides loans to the South Partnership and the Southern Operating Companies under a separate existing credit facility.

(2) Wholly-owned Delaware subsidiaries of NYNEX UK Holdings constitute the North General Partners and the South General Partners. The North General Partners and the South General Partners own the general partner interests in the partnerships identified as the North Partnership and the South Partnership, respectively.

(3) NYNEX UK Limited holds preference shares in the Operating Companies through wholly-owned non-operating limited liability companies incorporated under the laws of England and Wales. These non-operating companies are not shown in the diagram.

(4) The North Partnership and the South Partnership are Delaware limited partnerships which own approximately 99% of the ordinary shares in the Northern Operating Companies and the Southern Operating Companies, respectively (except for the Operating Company that holds The Wirral franchise, in which the North Partnership owns approximately 49% of the ordinary shares, with the balance held by a North General Partner). The remaining ordinary shares of the Northern Operating Companies are owned by the North General Partners and the remaining ordinary shares of the Southern Operating Companies are owned by the South General Partners and other subsidiaries of NYNEX UK Holdings. Such holdings of ordinary shares are not shown in the diagram.

(5) The Northern Operating Companies consist of 11 unlimited companies incorporated under the laws of England and Wales, each of which holds licenses for one of the Northern Franchises. The Southern Operating Companies consist of five unlimited companies incorporated under the laws of England and Wales, each of which holds licenses for one of the Southern Franchises.

OPERATING STATISTICS

       NYNEX CABLECOMMS
       OPERATING STATISTICS
       AT AND FOR THE YEAR ENDED DECEMBER 31, 1996

                                                              SOUTHERN       NORTHERN       TOTAL
                                                             FRANCHISES     FRANCHISES       1996
                                                             ----------     ----------     --------
Homes passed(1)...........................................     724,886        887,375      1,612,261
Businesses passed(2)......................................      34,859         49,016        83,875
Total premises passed.....................................     759,745        936,391      1,696,136
CABLE TELEVISION
Homes passed and marketed(3)..............................     617,741        686,396      1,304,137
Basic customers(4)........................................     129,133        139,386       268,519
Basic penetration rate(5).................................       20.9%          20.3%         20.6%
Premium units(6)..........................................     268,022        305,340       573,362
Pay to basic ratio(7).....................................      207.6%         219.1%        213.5%
Additional outlets(8).....................................      58,115         40,525        98,640
Additional outlets to basic ratio(9)......................       45.0%          29.1%         36.7%
Churn rate(10)............................................       25.3%          34.4%         29.6%
Average monthly revenue per customer (11).................      L23.02         L22.61        L22.83
RESIDENTIAL TELECOMMUNICATIONS
Homes passed and marketed(3)..............................     617,741        673,747      1,291,488
Residential lines connected...............................     172,248        177,012       349,260
Penetration rate(12)......................................       27.9%          26.3%         27.0%
Churn rate(13)............................................       13.7%          19.6%         16.4%
Average monthly revenue per line(14)......................      L20.91         L18.86        L19.96
BUSINESS TELECOMMUNICATIONS
Businesses passed and marketed(15)........................      30,478         30,667        61,145
Business customers(16)....................................       4,994          2,595         7,589
Business lines connected..................................      19,356         13,931        33,287
Average number of lines per customer......................         3.9            5.4           4.4
Churn rate(17)............................................       12.8%          13.4%         13.0%
Average monthly revenue per line(18)......................      L48.08         L51.58        L49.39

---------------

                                         (footnotes continued on following page)

(1) Homes passed (the expression in common usage for the measurement of the size of a cabled area) refers to the total number of homes for which network construction has been completed for cable television and/or telecommunications services. A home is deemed "passed" if it can be connected to the distribution system without further extension of the transmission lines. A home is one person living alone or a group of people (who may not be related) living, or staying temporarily, at the same address with common housekeeping.

(2) Businesses passed refers to the total number of businesses for which network construction has been completed for cable television and/or telecommunications services.

(3) Homes passed and marketed refers to the number of homes passed where marketing has commenced.

(4) Basic customers refers to customers subscribing to NYNEX CableComms' basic cable television services.

(5) The cable television basic penetration rate represents (i) the total number of basic cable television customers on the given date, divided by (ii) the total number of homes passed and marketed for cable television on such date, expressed as a percentage.

(6) Premium unit refers to the number of premium programming services (channels) subscribed for on the given date.

(7) The pay to basic ratio represents (i) the total number of cable television premium units subscribed for on the given date, divided by (ii) the total number of basic customers on such date, expressed as a percentage.

(8) NYNEX CableComms' basic package provides each customer with an outlet to connect one television. Additional outlets represents the aggregate number of additional outlets for additional televisions on the given date.

(9) Additional outlets to basic ratio represents (i) the aggregate number of additional outlets for television on the given date, divided by (ii) the total number of basic customers on such date, expressed as a percentage.

(10) Cable television churn rate represents (i) the total number of cable television customers who terminated basic service or whose service was terminated by NYNEX CableComms in the preceding twelve month period, divided by (ii) the average number of basic cable television customers in such period, expressed as a percentage.

(11) Average monthly revenue per cable television customer excludes installation revenue and VAT and represents (i) the cable television revenue for the given period divided by the number of months in such period, divided by
     (ii) the average number of basic cable television customers in such period.

(12) Residential telecommunications penetration rate represents (i) the total number of residential telecommunications lines on the given date, divided by (ii) the total number of homes passed and marketed for telecommunications on such date, expressed as a percentage.

(13) Residential telecommunications churn rate represents (i) the total number of residential telecommunications lines terminated by customers or NYNEX CableComms in the preceding twelve month period, divided by (ii) the average number of residential telecommunications lines in such period, expressed as a percentage.

(14) Average monthly revenue per residential telecommunications line excludes installation revenue and VAT and represents (i) the total residential telecommunications revenue for the given period divided by the number of months in such period, divided by (ii) the average number of residential telecommunications lines in such period.

(15) Businesses passed and marketed refers to the number of businesses passed where marketing has commenced.

(16) Business customers refers to businesses to which NYNEX CableComms provides some or all of their telecommunications requirements.

(17) Business telecommunications churn rate represents (i) the total number of business telecommunications lines terminated by customers or NYNEX CableComms in the preceding twelve month period, divided by (ii) the average number of business telecommunications lines in such period, expressed as a percentage.

(18) Average monthly revenue per business telecommunications line excludes installation revenue and VAT and represents (i) the total business telecommunications revenue for the given period divided by the number of months in such period, divided by (ii) the average number of business telecommunications lines in such period.

                                NYNEX CABLECOMMS
                              OPERATING STATISTICS
                    AT AND FOR THE YEARS ENDED DECEMBER 31,

                                                        1996        1995       1994       1993
                                                      --------    --------    -------    -------
Homes passed*.......................................  1,612,261   1,201,471   673,048    358,304
Businesses passed*..................................    83,875      51,761     24,492      8,703
Total premises passed...............................  1,696,136   1,253,232   697,540    367,007
CABLE TELEVISION
Homes passed and marketed*..........................  1,304,137    994,917    624,091    333,988

                                                        1996        1995       1994       1993
                                                      --------    --------    -------    -------
Basic customers*....................................   268,519     197,004    121,968     62,804
Basic penetration rate*.............................     20.6%       19.8%      19.5%      18.8%
Premium units*......................................   573,362     412,408    190,545    104,836
Pay to basic ratio*.................................    213.5%      209.3%     156.2%     166.9%
Additional outlets*.................................    98,640      71,985     44,931     19,131
Additional outlets to basic ratio*..................     36.7%       36.5%      36.8%      30.5%
Churn rate*.........................................     29.6%       29.4%      31.1%      33.1%
Average monthly revenue per customer*...............    L22.83      L21.59     L19.67     L20.23
RESIDENTIAL TELECOMMUNICATIONS
Homes passed and marketed*..........................  1,291,488    945,802    501,031    240,726
Residential lines connected.........................   349,260     232,551     98,954     44,518
Penetration rate*...................................     27.0%       24.6%      19.8%      18.5%
Churn rate*.........................................     16.4%       17.5%      15.8%      13.3%
Average monthly revenue per line*...................    L19.96      L19.52     L21.81     L19.72
BUSINESS TELECOMMUNICATIONS
Businesses passed and marketed*.....................    61,145      30,450     20,193      8,703
Business customers*.................................     7,589       5,133      3,548      1,292
Business lines connected............................    33,287      14,260      5,311      1,890
Average number of lines per customer................       4.4         2.8        1.5        1.5
Churn rate*.........................................     13.0%       11.9%    7.2%(1)        n/a
Average monthly revenue per line*...................    L49.39      L46.82     L53.45     L55.33

---------------

* For the definition of these terms, see the notes to the table "Operating Statistics (Unaudited), at and for the year ended December 31, 1996" above.

(1) Prior to June 30, 1994, separate statistics for business telecommunications churn rates were not maintained by NYNEX CableComms. The 1994 business telecommunications churn rate is for the six months ended December 31, 1994.

     THE NETWORK

     NYNEX CableComms is designing and constructing a broadband (high capacity) network within its franchise areas which will enable it to deliver a wide range of cable television and telecommunications services to its customers and which NYNEX CableComms believes will enable it to deliver more advanced services as they become available in the future. One of NYNEX CableComms' principal business strategies has been to design and construct its network at the lowest possible life cycle cost (that is, the initial construction cost plus ongoing operating and maintenance costs). NYNEX CableComms began construction of the first of its franchise areas in September 1991 and has been providing both cable television and telecommunications services in all of its franchise areas since August 1995. NYNEX CableComms plans to construct the network to a further 340,958 premises in 1997, which will result in the completion of 71% of its build by the end of the year, in full compliance with its license requirements.

     Each of NYNEX CableComms' telecommunications licenses prescribes build obligations ("milestones") that require NYNEX CableComms to construct its network in any franchise area to pass a specified number of premises within prescribed time periods. NYNEX CableComms, on a limited number of occasions, has not met individual franchise milestones; however, NYNEX CableComms has on each occasion sought and received appropriate milestone modifications from the Office of Telecommunications ("Oftel"). NYNEX CableComms is currently in compliance with its milestone requirements.

     The following table sets forth NYNEX CableComms' actual annual build and actual cumulative build for 1991 to 1996, its proposed annual build and its proposed cumulative build for 1997 to 2000 and its aggregate milestones for the period 1991 to 2000.

                              FRANCHISE MILESTONES

                                                   NUMBER OF PREMISES (IN THOUSANDS)
                         --------------------------------------------------------------------------------------
                                               ACTUAL                                      PROPOSED
                         --------------------------------------------------    --------------------------------
   FRANCHISE GROUP       1991     1992     1993     1994     1995     1996     1997     1998     1999     2000
----------------------   -----    -----    -----    -----    -----    -----    -----    -----    -----    -----
NORTHERN FRANCHISES
Annual build..........      --       --       94      161      360      322      284      305      308       47
Cumulative build......      --       --       94      255      615      937    1,220    1,525    1,833    1,880
License requirement...      10       43       57      194      553      895    1,208    1,473    1,646    1,679
SOUTHERN FRANCHISES
Annual build..........      16       93      164      169      196      121       57       35       32        1
Cumulative build......      16      109      273      450      638      759      817      852      884      885
License requirement...      --       32      186      348      534      715      785      820      820      820
TOTAL
Annual build..........      16       93      258      330      556      443      341      340      340       48
Cumulative build......      16      109      367      697    1,253    1,696    2,037    2,377    2,717    2,765
License requirement...      10       75      243      542    1,087    1,610    1,993    2,293    2,466    2,499

     NYNEX CableComms' ability to meet its proposed annual build and proposed cumulative build for the period 1997 to 2000 is dependent on a number of factors and assumptions that NYNEX CableComms believes are reasonable under the circumstances. Such factors include, among others, the continuing availability of adequate funding, the continuing availability of experienced civil contractors on reasonable terms, maintaining a satisfactory relationship with local governments, the results of its operations during this period and the continuing customer acceptance of cable television and telecommunications services from cable operators. There can be no assurance that NYNEX CableComms will, however, be able to meet its annual build or cumulative build targets or that NYNEX CableComms will not alter such targets in response to changes in the foregoing factors or other developments, some of which may be outside the control of NYNEX CableComms. NYNEX CableComms regularly reviews its build program and may from time to time revise its proposed annual and cumulative build targets for future years. The actual build for 1996 and the proposed build for 1997 to 2000 set forth above are lower than previously proposed by NYNEX CableComms. NYNEX CableComms currently believes that it will exceed the milestones set forth above, but there can be no assurance that such milestones will in fact be met. If individual franchise milestones are not met, Oftel may take enforcement action which if not complied with could result in the revocation of the applicable telecommunications license by the Department of Trade and Industry.

     CONSTRUCTION COSTS

     Construction of an integrated cable television and telecommunications network is capital intensive, requiring substantial investment for (i) network costs, such as construction (designing, trenching and laying underground ducts), plant and network electronics for cable television and telecommunications services, (ii) customer costs, such as converters, customer electronics and installation of cable from the network to the customer's home and (iii) other costs, such as headend equipment, switching equipment, land and buildings, computers and capitalization of network development costs and labor.

     NYNEX CableComms constructs its network so that revenues are generated from the completed portions of the network while the remaining areas are being built. NYNEX CableComms generally does not incur the cost of bringing cable from the curbside duct to the home unless and until a customer elects to subscribe for service. NYNEX CableComms' construction costs per meter increased from 1992 to 1994 as did its construction costs per home from 1993 to 1994 partly due to early installation of plant and equipment which benefitted the whole network and not just those homes which were connected, such as the Manchester

Fiber Ring (a fiber optic loop which interconnects and services all of the Northern Franchises), the National Operations Centre (a computerized operations facility located in the North and North East Surrey franchise which performs surveillance, analysis, fault detection and correction and provisioning for all elements of NYNEX CableComms' network throughout the United Kingdom) and switches for 11 franchises. Switches for the remaining franchises were constructed and placed into service in 1995. In addition, the rapid growth in the rate of construction during such period caused NYNEX CableComms to accept short term contracts at higher costs than previously experienced.

     Beginning in 1994, NYNEX CableComms entered into longer term construction contracts to achieve, among other things, lower construction costs per meter in ensuing years. A new materials procurement procedure was also implemented to obtain savings by focusing efforts on high priority product groups.

     The following table provides summary information regarding construction costs for NYNEX CableComms' franchises for the twelve month periods ended December 31, 1992, 1993, 1994, 1995 and 1996.

                                 1992          1993          1994          1995          1996
                               ---------    ----------    ----------    ----------    ----------
Construction Costs
Construction costs per
  meter(1)..................         L31           L42           L49           L43           L45
Connection costs(2).........   L4,571,000   L8,780,000    L14,935,000   L27,915,997   L27,410,503
Headend facility costs(3)...   L7,407,000   L14,199,000   L23,652,000   L31,861,495   L27,418,999

---------------

(1) Construction costs include design, trenching, ducting, ground reinstatements, cable activation, labor costs and capitalized overheads.

(2) Connection costs consist of all costs relating to the connection of customers from the distribution point at the public highway to connection points within customers' homes but exclude the cost of cable television equipment within customers' homes (converter boxes) for the given period.

(3) Headend facility costs consist of switching equipment and transmission equipment as well as cable television equipment and related expenses for the given period.

CUSTOMER SERVICE

     NYNEX CableComms recognizes that providing quality customer service is an important part of attracting and retaining customers. Residential customer service is handled primarily by its two customer call centers located in the Greater Manchester area and Brighton serving both the Northern Franchises and the Southern Franchises. Business customer service for all NYNEX CableComms business customers is handled by separate service centers located in Portsmouth and, for certain larger business accounts, Hersham.

     An important element of NYNEX CableComms' customer service is its Integrated Customer Management System ("ICMS") software package developed by IBM and licensed to NYNEX CableComms. The ICMS package enables NYNEX CableComms to manage both telecommunications and cable television services. ICMS has a customer service-based architecture which allows customers to have all services with NYNEX CableComms tracked through one customer record and allows the customer to receive a consolidated bill for all NYNEX CableComms services. The principal advantage for customer management is that all customer services are held with the single customer record. For each customer, ICMS can identify and track field engineer visits to customer premises for installing new equipment, fixing customer faults and disconnecting customers. In addition, ICMS provides NYNEX CableComms with the ability to handle billing for more sophisticated cable television and telecommunications services, such as IPPV and number portability.

     Each customer service representative participates in training programs before handling customer inquiries to ensure familiarity with NYNEX CableComms' services and policies. In addition, the customer service department is organized so that residential and business customers can call only one number each and, using voice response technology, be routed to the person who can best answer their service, billing and repair questions.

     NYNEX CableComms initiates customer service in a franchise area even prior to construction of the network. NYNEX CableComms' representatives communicate with prospective residential and business customers in an area targeted for construction to explain the construction process and the services NYNEX

CableComms provides. NYNEX CableComms makes representatives available to handle residents' questions and complaints that arise during construction. Construction crews take all reasonable steps to minimize the disruption caused during construction and to appropriately restore the roadway, footpaths and other areas affected by the construction. NYNEX CableComms makes an effort to contact customers shortly after initial installation to address any service concerns or problems.

     NYNEX CableComms seeks to provide customers with prompt service and repair. For its business customers, NYNEX CableComms aims to respond to problems affecting service within four hours. For residential customers, NYNEX CableComms recently introduced a customer service guarantee scheme in all of its franchise areas. The scheme offers residential customers compensation payments where a claim is made (in the form of credits on their bills) in the event certain customer service commitments are not met, such as delays in the installation of telephone and cable television services and the repair of faults, disconnection in error and failure to maintain appointments.

     NYNEX CableComms encourages residential customers to pay bills by direct debit, which it believes is an easier means of payment for the customer than writing checks each month. NYNEX CableComms has also introduced alternate payment mechanisms including the use of payment agents and debit card facilities. The introduction of the new Dual Product Packages also provides customers with the convenience of dealing with only one company, and receiving only one bill, for all cable and telecommunications services.

     An important measure of customer satisfaction is the "churn" rate among customers. "Churn", generally, is the number of customers who terminate service or whose service is terminated by NYNEX CableComms, expressed as a percentage of the total number of customers for such service. A customer may terminate service on thirty days written notice to NYNEX CableComms and may do so without penalty on or after the end of a twelve month period. NYNEX CableComms may terminate a customer's service at any time in specified circumstances including where the customer fails to pay for the service. NYNEX CableComms' churn rates for its cable television, residential telecommunications and business telecommunications services were 29.6%, 16.4% and 13.0%, respectively, in 1996, compared with 29.4%, 17.5% and 11.9%, respectively, in 1995. See "Operating Statistics".

COMPETITION AND REGULATORY ISSUES

     NYNEX CableComms' cable television and telecommunications services compete with various other operators using a variety of technologies, including many companies with substantially greater resources and longer operating histories than NYNEX CableComms.

RESIDENTIAL COMPETITION

     In the residential market NYNEX CableComms competes for customers against terrestrial broadcast stations, DTH satellite television services, video cassette rentals and sales and satellite master antenna television ("SMATV") systems, among others, in its cable television business and against BT and other public telephone operators ("PTOs") in its telecommunications business. NYNEX CableComms believes that it has a competitive advantage in both markets as a result of its ability to provide cable television and telecommunications services on an integrated basis. Specifically, NYNEX CableComms' ability to provide both services (i) enables it to offer Dual Product Packages and other incentives that encourage customers to subscribe to multiple products and services and (ii) provides two revenue sources through which NYNEX CableComms can recover the costs of constructing and operating its network. Other factors affecting competition in the residential market are discussed below.

Cable Television Competition

     As a result of the current policy of the Independent Television Commission ("ITC") of granting only one cable television license within any franchise area, NYNEX CableComms does not compete for customers with other cable operators within its franchise areas. NYNEX CableComms does however compete with direct reception of terrestrial broadcasts and DTH satellite and SMATV systems. NYNEX CableComms may in the future also compete with Video-on-Demand ("VOD") programming and other entertainment services provided by PTOs. Near Video-on-Demand ("NVOD") and VOD services, which may be provided by NYNEX CableComms in the future, also will compete to varying degrees with other communications media, including home video and cinema.

- Terrestrial Broadcast. Among the most popular channels in the United Kingdom are the four national channels offered by the three main terrestrial broadcast networks -- BBC (BBC1 and BBC2), ITV and Channel 4. NYNEX CableComms believes that terrestrial broadcast television benefits from its historical position as the leading source of home entertainment in the United Kingdom. However, the cable and satellite channels are gradually increasing their share of weekly viewing in households subscribing to multichannel services. A fifth national channel is being launched in the first quarter of 1997.

     While the four national television channels in the United Kingdom have a reputation for high quality programming, research indicates that audiences have a preference for a wider variety of television programming. NYNEX CableComms believes that as the range and quality of programming on cable television continues to improve so should the size of its audience. Some terrestrial broadcasters are already, or may become, contributors to the cable and satellite programming market as a means of protecting total market share. Since 1992, the BBC has had an equity stake in and has been providing programming to UK Gold, a cable and satellite channel. In 1996 both Carlton Communications Plc ("Carlton") and Granada Group plc ("Granada") launched channels into the satellite programming market. In addition, the BBC, Carlton, and Granada are all planning to provide programming to digital television service providers, including cable, satellite and terrestrial television.

     NYNEX CableComms believes that its primary competitive advantages over terrestrial broadcast television are (i) significantly more programming options, (ii) exclusive programming, (iii) improved television reception in some areas, (iv) access in the future to interactive entertainment and information services, (v) the ability in the future to offer more targeted advertising opportunities and (vi) the opportunity to provide a multi-channel television service bundled with telephony through innovative packaging and pricing.

- DTH Satellite. Unlike the US market, satellite television is the established multichannel service distributor in the United Kingdom. NYNEX CableComms' most significant competitor in providing multichannel service is BSkyB which offers DTH satellite television services. BSkyB is also the major supplier of premium programming to the UK cable television industry.

     NYNEX CableComms believes that a principal competitive advantage of DTH satellite television service has been its generally lower monthly service charges for basic and premium programming services when compared to monthly charges for cable television services, which are generally inclusive of equipment rental.

     Based on current technology, cable television can offer a range of local, regional and national channels and can upgrade capacity more easily than satellite delivery. This capability has enabled NYNEX CableComms to offer additional channels and advanced services, such as IPPV. Cable operators can transmit video cassette delivered or compact disc delivered programming at relatively low cost, allowing a much broader range of niche programming to be transmitted on their networks. In the near future, digitalization will allow DTH subscribers to receive additional channels, which are likely to include additional Pay-Per-View and interactive services, such as home banking and shopping channels. Development of these channels by DTH satellite providers will depend on their having digital satellite transponders and will also require the installation of new satellite receiver equipment at the customer's home.

     Although NYNEX CableComms expects DTH satellite to continue to provide significant competition in the future, NYNEX CableComms believes that cable television has a number of competitive advantages over DTH satellite service, including: (i) the significant initial costs for the purchase of a dish and related equipment for DTH service compared with the initial costs for connection of cable television, (ii) the perception that satellite dishes are unsightly, (iii) the requirement for an unobstructed line of sight between the satellite and the dish for satellite services which can be problematic in densely populated areas, (iv) the quality of reception of cable television as opposed to satellite reception which can be affected by weather conditions, (v) the ability of cable viewers to watch different channels on different television sets in one home if additional outlets are taken while most satellite viewers cannot watch different channels on different sets in a home without significant additional expense, (vi) the ability of cable networks to offer telecommunications services and in the future to offer interactive and integrated entertainment, telecommunications and information services in addition to standard non-interactive television programming, (vii) the general absence of local programming on DTH satellite services and (viii) installation of satellite dishes may require compliance with zoning ordinances.

     NYNEX CableComms' Dual Product Packages also help it to compete with competitors providing DTH satellite services alone. BSkyB has sought to market telecommunications services on behalf of BT, which would have enabled BSkyB's customers to earn additional discounts on BT's residential telecommunications volume discount plans. BT terminated this arrangement as a result of license enforcement action by Oftel.

- Video Cassette Rentals and Sales. The principal competitive advantages of cable television over video cassette rentals and sales are, with respect to rentals, convenience in the elimination of the need for customers to leave their homes to collect and return the video cassette. Although video cassette rentals and sales provide the customer with more flexibility in selecting specific programming and the timing of delivery of such programming, this advantage will be reduced by the introduction of IPPV service and could be further reduced if and when NVOD and VOD services are introduced.

- PTOs. A variety of VOD delivery systems are under development. Currently, no VOD service is commercially available from any PTO, although BT has experimented with a copper-based technology and undertook a pilot program for NVOD service to the homes of a small number of BT employees. However, NYNEX CableComms believes that existing technology does not permit BT and other national PTOs to offer a high quality VOD service to a large number of customers in a cost-effective manner. In addition to offering VOD, BT may become a significant competitor in the multichannel television market once it is allowed to broadcast entertainment services. Currently BT is prevented from providing broadcast entertainment nationally or carrying these services over its own network until 2001 (and then only if the Director General of Oftel determines that the change is likely to lead to more effective competition), although the restriction on carriage is to be reviewed in 1998. In October 1995, the Labour Party proposed allowing BT entry to the entertainment market earlier than previously envisaged in return for BT providing free connection to the Internet to schools, hospitals and libraries. Although in later statements the Labour Party has moved away from this position, there can be no assurance that BT will not be allowed an accelerated entry to the entertainment market, particularly if there is a change of government. BT is, however, not restricted from acquiring holders of cable television franchises or from applying in its own right for cable television licenses covering unfranchised areas, subject to the above-mentioned restriction on the use of its network. If the restrictions on broadcast entertainment were lifted, NYNEX CableComms believes that substantial investment by BT would be necessary before it could provide broadcast video entertainment over its existing network unless significant developments are made in digital compression or other technologies.

- SMATV. The low cost of dishes for medium- and high-powered satellites is encouraging the development of mini cable systems on individual apartment buildings, known as SMATV systems. Since 1991, any SMATV system covering 1,000 homes or less has not required a cable television license and a cable television system that covers only one building or two adjacent buildings is permitted to operate pursuant to an existing telecommunications license. The current regulatory policy gives cable operators a right of first refusal to provide a similar or superior service at a reasonable price before a new SMATV system will be permitted to begin operations. However, this policy could change at any time. At present, NYNEX CableComms believes that SMATV systems present only limited competition.

- Other Cable Operators. Although cable television operators in the United Kingdom generally cooperate on a variety of technical, programming and marketing matters, the operators do compete for the award of new franchises, the purchase of existing franchises and new sources of capital. Certain cable television operators competing for new franchises may have greater financial resources or other advantages over NYNEX CableComms which may increase their likelihood of obtaining desirable franchises.

- New Technologies. The extent to which new media and technologies compete with cable television systems in the future cannot be predicted. Such media or technologies may become dominant in the future and render cable television systems less profitable or even obsolete. Digital converter boxes are currently being deployed in the United States. When similar digital technology is deployed successfully in the United Kingdom, it will enable NYNEX CableComms, as well as its terrestrial broadcast and digital DTH satellite competitors, to increase significantly the number of channels they are able to offer to their customers. On January 31, 1997, two bids, for the three full Digital Terrestrial Television ("DTT") multiplexes available, were received by the Independent Television Commission. The bidders were British Digital Broadcasting ("BDB"), a consortium of BSkyB, Carlton and Granada, and Digital Television Network, backed by International CableTel and the US Cable and Communications Group. Along with the multiplexes already reserved for the BBC and ITV and a further half multiplex for which S4C, the Welsh broadcaster has applied, it is expected that approximately 25-30 channels of DTT will be available in the second half of 1998. An increase in the number of channels offered by terrestrial broadcast and DTH satellite competitors at competitive costs could reduce NYNEX CableComms' competitiveness.

Telecommunications Competition

     BT, formerly the sole national PTO in the United Kingdom, is a substantial competitor in the residential telecommunications market with approximately 95% of the market. BT has an established market presence, fully built networks and resources substantially greater than those of NYNEX CableComms.

     NYNEX CableComms' ability to gain market share from BT depends in large part on its ability to charge lower prices than BT. Currently BT is not permitted to charge different amounts for the same service in different local geographic areas and accordingly is unable to lower prices selectively in particular geographic areas in response to competition from NYNEX CableComms and other cable telecommunications operators. While cable telecommunications operators may at some point be required to provide services within a particular franchise area on a similarly non-discriminatory basis, they currently have no obligation to provide such services on the same terms in other franchise areas within the United Kingdom. Consequently, cable telecommunications operators are able to set prices in accordance with local market conditions. BT is currently required to provide voice telecommunications services and certain other services to every person in the United Kingdom who may reasonably request such services. Cable telecommunications operators assume similar obligations only if the Director General of Oftel determines that they have become a "well established operator" within the relevant market (i.e. part or all of the area within which the operator provides telecommunications but not cable television services). NYNEX CableComms is not currently regarded as a "well established operator" for these purposes. A consultation paper on future arrangements for universal service was published in February 1997.

     NYNEX CableComms believes that residential customers generally purchase its telecommunications services because of anticipated cost savings. Since March 1995, NYNEX CableComms' pricing strategy has been to provide its average residential customer with savings of 25% on monthly bills for line rental and bill charges combined over BT's standard prices, before discounts and promotions. NYNEX CableComms believes that this strategy has resulted in additional revenue resulting from increased residential telecommunications penetration rates and greater usage. Telecommunications penetration increased to 27.0% at December 31, 1996 from 24.6% at December 31, 1995 and average monthly revenue per line increased to L19.96 in 1996 from L19.52 in 1995. Prior to March 1995, NYNEX CableComms provided residential customers with average savings of 10% to 15% on their monthly bills for line rental plus call usage combined over BT's standard prices.

     BT currently is subject to a retail price regulation in respect of approximately 65% of its revenues. On October 1, 1996, Oftel modified BT's license to implement new retail price controls commencing from August 1997 and introduced a license condition that enables Oftel to address anti-competitive agreements and abuse of dominant position (the "Fair Trading Condition"). The new price control will expire on August 1, 2001 and is set at the Retail Price Index ("RPI") -- 4.5% on the bottom 80% of residential customers as measured by telecommunications expenditure. Small business customers will be subject to a cap limiting increases in line rental to RPI (with no percentage adjustment) and will have access to the same reduction in call prices as residential customers. Oftel has stated that this will be the last retail price control imposed on BT. In 1996, BT brought proceedings against Oftel challenging the Fair Trading Condition. The court ruled that Oftel was acting within its authority. On March 4, 1997, Oftel published guidelines on its planned method of enforcement of the Fair Trading Condition. Cable telecommunications operators currently are not subject to such price controls in respect of any telecommunications services.

     Oftel has issued a number of proposals that appear to indicate that it intends to stimulate an even more competitive telecommunications market within the United Kingdom. See "Other Regulatory Matters " below.

     BT is required by its license to allow other operators (including cable telecommunications operators) to interconnect with BT's network and the terms of this interconnection are closely reviewed by Oftel. Oftel is consulting on proposals for a framework for the regulation of pricing of BT's interconnect charges planned for implementation on October 1, 1997. BT now offers a published Standard Interconnection agreement to other operators. In the past, BT has benefited from certain structural advantages, such as an inability for customers to retain their existing telephone number when switching from BT. In 1996, Oftel required BT to offer telephone number portability. NYNEX CableComms introduced telephone number portability in all of its franchises by August 1996, and expects to make it available to virtually all potential customers by mid-1997.

     An advantage that cable television and telecommunications operators have with respect to interconnection has been their ability to utilize, at a lower cost than utilizing BT's network, the networks of other PTOs such as Mercury. Mercury's long distance and international interconnect rates have historically been less than those charged by BT enabling NYNEX CableComms to pass the benefit on to consumers at the retail level. At present, the only way in which a residential BT customer can choose to route calls over Mercury's network is by dialing a special access code or by purchasing a telephone with which, by pressing a special button, it is possible to select the Mercury network in preference to the BT network. The Director General of Oftel has conducted a study as to whether the introduction of an "equal access" policy would be appropriate (whereby all operators of local telecommunications systems would eventually have to offer access to the trunk systems of BT, Mercury and any other PTOs without discrimination among those systems). Oftel's policy would require operators with at least a 25% share of the local telecommunications market to provide equal access. Oftel's study concluded that the costs of introducing equal access exceeded any benefits that may arise, and that Oftel would not be inclined to introduce equal access. However, there can be no assurance that equal access will not be introduced by the Director General of Oftel at some stage in the future and will not adversely affect (i) the cable television and telecommunications operators' ability to market their telecommunications services or (ii) their margin on usage charges for trunk and international calls. The European Commission is currently considering the issue of equal access and it is possible that decisions taken in this forum may have an impact on the United Kingdom regulatory environment.

     Other telecommunications providers could make it more difficult for NYNEX CableComms to increase its share of the residential telecommunications market. For example, IONICA L3 Limited ("IONICA"), a provider of telecommunications via a fixed link radio network, entered the residential telecommunications market in March 1996 in selected areas (although it does not operate in any NYNEX CableComms franchise areas). AT&T Communications (UK) Ltd. ("AT&T UK") was awarded a national PTO license in December 1994 and announced an intention to enter both the business and residential markets. In addition, the United Kingdom government has pursued a policy of promoting the development of wireless telecommunications and has granted operating licenses to a number of operators that have constructed mobile networks.

     NYNEX CableComms competes with mobile networks such as those provided by Telecom Securicor Cellular Radio Limited (marketed under the name "Cellnet") and Vodafone Group Plc, and with personal communications networks such as those provided by C&W and US West (marketed under the name "one2one") and Microtel Logic Limited (marketed under the name "Orange"). Mobile service could become a competitive threat to fixed networks, particularly if call charges are reduced further on the mobile networks. Further advances in wireless technology may also result in the ability to use high bandwidth to provide interactive services similar to those proposed by Liberty Communications, which has been issued a license to convey entertainment services.

BUSINESS COMPETITION

     NYNEX CableComms competes primarily with BT in providing business telecommunications services. It also competes with Mercury, Energis Communications Limited ("Energis") and with other companies that have been granted telecommunications licenses, such as NorWeb plc, a regional electricity company in the area covered by the Northern Franchises. In the future, NYNEX CableComms may compete with additional entrants to the business markets. Both BT and Mercury are substantial competitors with an established market presence. Energis has carried out the construction of a national broadband network along existing power pylons to provide telecommunications services.

     In March 1995, NYNEX CableComms introduced a new pricing strategy whereby its business customers enjoy savings, on average, of 25% over BT's standard call charges, before discounts and promotions. As with residential telecommunications, NYNEX CableComms believes that the immediate reduction in tariffs resulting from offering these enhanced savings will be more than offset over time by additional revenue generated from increased take-up of business telecommunications services and greater usage attributable to this strategy. Since the introduction of this strategy, there has been an increase in usage. The average monthly revenue per line increased to L49.39 in 1996 from L46.82 in 1995 and the average number of lines per business customer increased to 4.4 at December 31, 1996 from 2.8 at December 31, 1995. Prior to March 1995, NYNEX CableComms provided business customers with monthly savings, on average, of 10% to 15% on combined prices charged for line rental and call usage, as compared to the standard prices charged by BT.

     With respect to quality, NYNEX CableComms believes that the transmission provided by its advanced fiber network, together with customer service provided by its National Operations Centre, allow NYNEX CableComms to provide a wide range of sophisticated and reliable services to its customers. See "Business -- Service" above.

     NYNEX CableComms believes that by owning its digital switches it can more effectively compete by providing its telecommunications services at lower prices and by offering more services and pricing options to its customers than it could offer if it utilized third party switches. As in the residential market, NYNEX CableComms believes that its ability to compete with BT in the business market has been improved by the addition of telephone number portability in the United Kingdom.

REGULATORY MATTERS

     The operation of cable television and telecommunications services in the UK is regulated under both the Telecommunications Act 1984 ( the "Telecommunications Act") and the Broadcasting Act 1990, as amended by the Broadcasting Act 1996 (the "Broadcasting Act"), which followed the Cable and Broadcasting Act 1984 (the "Cable and Broadcasting Act"). The operation of cable television and telecommunications services in UK requires two principal licenses: (i) a license issued either under the Cable and Broadcasting Act (prior to 1991) or under the Broadcasting Act (since 1991), which permits the holder to provide cable television services within a specific franchise area, and (ii) a telecommunications license issued under the Telecommunications Act, which allows the holder to install and operate the physical network necessary to provide cable television and telecommunications services. The ITC is responsible for granting and enforcing cable television licenses. The DTI is responsible for granting telecommunications licenses and Oftel is responsible for regulating the operations of such licenses. In addition, if an operator utilizes microwave distribution systems as part of its network, such operator is required to hold a license under the Wireless Telegraphy Acts of 1949-1967.

     Each of the 16 Operating Companies holds a cable television license and a telecommunications license. The Operating Companies' cable television licenses will expire at various times commencing in November 2004. The telecommunications licenses held by the Operating Companies are for 23 year periods and are scheduled to expire at various times commencing June 2012.

OTHER REGULATORY MATTERS

     NUMBER PORTABILITY. Number portability allows customers to retain their telephone number when changing telephone operators. Previously, customers using NYNEX CableComms' or any other cable operator's telecommunications service had to change their telephone number. BT's license was modified in

July 1996 to incorporate a condition which supports implementation of number portability and, on January 6, 1997, the Director General of Oftel determined the charges BT can levy on other operators in order to effect number portability. In May 1996, NYNEX CableComms became the first company in the United Kingdom to introduce a commercial number portability service on a trial basis in the Derby franchise. In August 1996 the service was available in all NYNEX CableComms' franchise areas and in mid-1997 the service is expected to be available to virtually all potential customers.

     INTERNATIONAL FACILITIES -- LIBERALISATION. On June 6, 1996, following examination of the responses to the March 1996 consultation document that proposed the licensing of additional facilities-based operators in the international call market, the UK Government announced the liberalization of international facilities on all international routes. Previously, only BT and Mercury were licensed to own and operate international facilities from the United Kingdom. On December 19, 1996, 44 new international facilities operator licences were granted. A further licence was granted in January 1997.

     COMPETITION IN TELECOMMUNICATIONS SERVICES. In February 1996, Oftel introduced a consultation document outlining proposals for the encouragement of the provision of enhanced services across telecommunications networks. In June 1996, Oftel published proposals, which would allow BT to price its services to other service providers at standard retail prices less the avoidable costs of serving such providers and ensure that service providers can compete on an equal basis with BT's own services provision businesses. Oftel's final statement in this area was published at the end of February 1997.

     OFT DECISION IN BSKYB REVIEW. During the second quarter of 1995, NYNEX CableComms Limited, an indirect wholly-owned subsidiary of NYNEX CableComms UK and NYNEX CableComms US, and each of the Operating Companies entered into a programming agreement with BSkyB and a subsidiary of BSkyB (the "BSkyB Agreement") which provides for price incentives related to, among other things, the overall number of basic customers and the pay to basic ratio achieved by NYNEX CableComms. The BSkyB Agreement also provides NYNEX CableComms with access to BSkyB's Pay-Per-View services.

     Concurrently with its 1996 review of BSkyB's position in the market for the supply of pay television programming in the United Kingdom and related services at the wholesale level, the UK Office of Fair Trading (the "OFT") expressed the view that it considered certain provisions of the BSkyB Agreement to be significantly anti-competitive under the UK Restrictive Trade Practices Act 1976.

     In connection with its July 1996 findings that barriers to entry resulting from BSkyB's powerful position in the wholesale pay television market raised concerns that "although BSkyB is not acting anti-competitively, the competitive process is being impaired", the OFT also acknowledged that amendments to the BSkyB Agreement proposed by BSkyB and NYNEX CableComms had addressed the competition concerns of the OFT. BSkyB and NYNEX CableComms are reviewing a final draft of the agreement, as revised to incorporate such amendments. The final draft was submitted to the OFT in February 1997 for confirmation that the OFT's review is complete.

     To address the anti-competitive situation, the OFT secured informal undertakings pursuant to which BSkyB, among other things, agreed to submit a new wholesale price list and discount structure, the New Rate Card, to the OFT for consultation with the cable television industry and for OFT approval. Cable operators with existing fixed term contracts with BSkyB, such as NYNEX CableComms, may continue under those contracts until they expire or elect to be governed by the New Rate Card pricing and discount structure. The OFT submitted the New Rate Card to NYNEX CableComms and the cable industry in October 1996 and, following consultation with the industry, the New Rate Card was approved by the OFT in December 1996. NYNEX CableComms has reviewed the New Rate Card and at present has determined to continue to operate under the BSkyB Agreement, as so amended. NYNEX CableComms will continue to review its option to operate under the New Rate Card.

     NYNEX CableComms understands that the European Commission Directorate General IV has informally considered the compatibility of the BSkyB Agreement (in the form originally entered into, without giving effect to the amendments proposed by NYNEX CableComms and BSkyB after discussions with the OFT) with European Union competition law. NYNEX CableComms is not aware of any final conclusion on this issue having been reached by the Directorate General.

     BROADCASTING ACT. On July 25, 1996, the Broadcasting Act 1996, which amended the Broadcasting Act 1990, introduced a number of changes to UK broadcasting policy. The primary change was the creation of a framework for the licensing of digital terrestrial broadcasters (both multiplex service and digital program services) and modifications to cross-media ownership rules. The Broadcasting Standards Council and the Broadcasting Complaints Commission were also merged.

     Other changes relevant to NYNEX CableComms' business interests include the specification of a list of events that cannot be broadcast exclusively by pay-television operators and specification of the "must carry" requirements for cable operators in a digital environment.

     MODIFICATIONS TO THE UK TELEPHONE NUMBERING SCHEME. In September 1996, Oftel released a consultation document that proposes a number of changes to the UK telephone numbering scheme. Oftel's proposals include standardization of the number ranges used for mobile, part-paid and premium rate services, as well as arrangements to address the expected exhaustion of number ranges in certain cities by the year 2000. Oftel's final proposals, addressing the recommendations in their initial consultation, was published in January 1997.

     DIGITAL CONDITIONAL ACCESS. On December 17, 1996, the Department of Trade and Industry proposed regulations to Parliament to implement the European Commission Digital Television Directive. A key aspect of the regulations, which came into effect on January 7, 1997, is the regulation of conditional access services for digital television. Conditional access services and systems that limit the reception of pay television programs and other services to those customers that have paid for the service. The regulations will be enforced by the Director General of Oftel through the telecommunications licensing regime and are intended to ensure that all broadcasters have access to conditional access services on a non-discriminatory basis. Importantly for NYNEX CableComms, they also ensure that cable operators have the ability to transcontrol the broadcaster's digital signals, thus enabling the cable operator to manage the way in which services are presented to their customers.

     DIGITAL TERRESTRIAL TELEVISION ("DTT"). Implementing legislation put in place by the Broadcasting Act 1996, the ITC invited applications for licenses for the operation of DTT services. By the closing date of January 31, 1997, multiplex license applications for the three full multiplex licences available were received from two consortia: British Digital Broadcasting (a consortium of BSkyB, Carlton Communications Plc and Granada Group Plc with program services provided by BBC), and Digital Television Network (owned by international CableTel). An application for further half multiplex available was received from S4C, the Welsh broadcaster. The ITC is expected to award the licenses in Spring 1997 with the service operational by Spring of 1998.

     As the third multichannel delivery platform to enter the UK market (after cable and satellite) initial market share gain is expected to start slowly. This should provide NYNEX CableComms sufficient time to continue the construction of its broadband network and retain its position as the leading multichannel television provider in its franchise areas.

     NYNEX CableComms also expects that the arrival of DTT services will stimulate the overall market for multichannel TV through increased customer awareness of the multichannel product. This should have a positive effect on all service providers including cable operators such as NYNEX CableComms. While DTT will increase the choice of multichannel providers for some customers, it has limited geographical coverage and limited channel capacity. Initially, NYNEX CableComms expects that many DTT customers will take only the "free to air" services.

RESEARCH AND DEVELOPMENT

     NYNEX CableComms' research and development policy involves the analysis of technological developments affecting its cable television and telecommunications business. NYNEX CableComms conducts research and development activities utilizing internal capabilities, resources provided by NYNEX and resources provided by equipment suppliers. The technical support provided by NYNEX includes assistance to NYNEX CableComms with respect to specific research and development projects undertaken. The cost of research and development activities is not material to NYNEX CableComms' financial position or operating results.

EMPLOYEES

     The number of employees was 2,631 (taking into account that a number of employees are part time, this is the notional equivalent of 2,557 full time employees) at December 31, 1996, comprising 638 employees in residential sales, 97 employees in business sales, 47 employees in sales administration, 45 employees in marketing, 1,095 employees in customer operations and support, 72 employees in finance, 73 employees in corporate communications, 430 employees in network development, 49 employees in information systems, 49 employees in human resources, 10 employees in legal and regulatory services and 23 employees (and 3 non-executive directors who are not employees) in the president's department. None of these employees is covered by collective bargaining agreements. The average number of persons employed by NYNEX CableComms during the years ended December 31, 1994, 1995 and 1996 was 1,919, 2,854 and 2,546, respectively.

ITEM 2.  PROPERTIES

     NYNEX CableComms leases or owns various real estate property in its franchise areas in the United Kingdom used as administrative and sales offices, operations centers, warehouses and cable television and telecommunications equipment sites. NYNEX CableComms owns freehold property comprising an aggregate of approximately 195,000 square feet of buildings and leases an aggregate of approximately 381,000 square feet of buildings. Expiring leases may be renewed or replaced by other leases or replaced with freehold interests, as required by business needs, in the normal course of business.

ITEM 3.  LEGAL PROCEEDINGS

     NYNEX CableComms has not been involved in any legal proceedings which have had, or may have, a material adverse effect on NYNEX CableComms' financial position or operating results, nor are any such proceedings pending or, to the best of NYNEX CableComms' knowledge, threatened against NYNEX CableComms.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

QUARTERLY FINANCIAL DATA

     As of January 31, 1997 the number of holders of record of ADRs was approximately 33 and the number of holders of record of NYNEX CableComms Units was approximately 4,984. The NYNEX CableComms Units are quoted on the London Stock Exchange. NYNEX CableComms ADSs are quoted on the Nasdaq National Market.

MARKET PRICE DATA

     The following table sets forth, for the periods indicated, (i) the reported high and low middle market quotations for NYNEX CableComms Units based on the Daily Official List of the London Stock Exchange, and (ii) the reported high and low sales prices of NYNEX CableComms ADSs on the Nasdaq National Market, derived from National Association of Securities Dealers, Inc. ("NASD") records.

                                                            LONDON STOCK         NASDAQ NATIONAL
                                                              EXCHANGE               MARKET
                                                          -----------------     -----------------
                                                              PENCE PER           US DOLLAR PER
                                                          NYNEX CABLECOMMS      NYNEX CABLECOMMS
                                                               UNIT(1)               ADS(1)
                                                          -----------------     -----------------
                                                           HIGH       LOW        HIGH       LOW
                                                          ------     ------     ------     ------
Calendar 1995
  First Quarter.......................................       N/A        N/A        N/A        N/A
  Second Quarter......................................    139.00     123.50     22 1/4     19 1/4
  Third Quarter.......................................    147.00     116.50         23         18
  Fourth Quarter......................................    143.50     112.00     22 5/8     17 3/8
Calendar 1996
  First Quarter.......................................    113.00      85.50         17         13
  Second Quarter......................................    126.00     104.00     19 1/4     15 7/8
  Third Quarter.......................................    109.50      87.00     17 1/8     13 1/4
  Fourth Quarter......................................    119.50      87.50     19 5/8     13 7/8

---------------

(1) NYNEX CableComms Units were listed on the London Stock Exchange on June 14, 1995 and, NYNEX CableComms ADSs became eligible for trading through the Nasdaq National Market on June 9, 1995.

GEOGRAPHICAL ANALYSIS OF ORDINARY SHAREHOLDERS

     As at January 31, 1997, and February 13, 1996 respectively it was estimated that the NYNEX CableComms Units and NYNEX CableComms ADSs were beneficially held in the geographic areas shown below:

                                                                              1997      1996
                                                                              -----     -----
Geographic areas
  US......................................................................    71.5%     77.0%
  UK......................................................................    28.0%     22.0%
  Rest of world...........................................................     0.5%      0.5%
Shareholder analysis
  NYNEX Corporation.......................................................    67.0%     67.0%
  UK Institutional........................................................    28.0%     21.0%
  US Institutional........................................................     4.0%     10.0%
  UK private..............................................................     0.5%      1.0%
  Other...................................................................     0.5%      1.0%

     The following discussion briefly describes certain UK tax aspects of the acquisition, ownership and disposition of NYNEX CableComms Units and NYNEX CableComms Units represented by NYNEX CableComms ADSs by a beneficial owner thereof who is a citizen or resident of the US, a corporation organized under the laws of the US or any person who is otherwise subject to US federal income tax on a net basis with respect to worldwide income (a "US Holder"). The discussion of UK tax aspects is based upon current law and UK Inland Revenue practice, and applicable regulations and rulings, as in effect on the date hereof. It is also based, in part, on representations of the Depositary and assumes that each obligation under the Deposit Agreement and any related agreement will be performed in accordance with its terms.

     This summary does not address the UK tax consequences to a US Holder (i) who is resident (or, in the case of an individual, ordinarily resident) in the UK for UK tax purposes, (ii) whose holding of NYNEX CableComms Units or NYNEX CableComms ADSs is effectively connected with a permanent establishment in the UK through which such US Holder carries on business activities or, in the case of an individual who performs independent personal services, with a fixed base situated in the UK, (iii) that is a corporation which is an investment or holding company, 25% or more of the capital of which is owned, directly or indirectly, by persons who are not individuals resident in or citizens of the US, or (iv) that is a corporation which alone or collectively with one or more associated companies controls, directly or indirectly, 10% or more of NYNEX CableComms. For purposes of this description, an "Eligible US Holder" means any US Holder other than a person described in this paragraph.

     For purposes of the US/UK double taxation convention relating to income and capital gains (the "Treaty") as well as the Internal Revenue Code of 1986, as amended (the "US Internal Revenue Code"), US Holders of NYNEX CableComms ADSs will be treated as the owners of the NYNEX CableComms UK Ordinary Shares and NYNEX CableComms US Shares of Common Stock which are paired as NYNEX CableComms Units represented by the ADSs. Accordingly, except as noted, the UK tax consequences discussed below apply equally to US Holders of NYNEX CableComms ADSs and NYNEX CableComms Units.

     An Eligible US Holder will generally be entitled under the Treaty to receive from the UK Inland Revenue, in respect of a cash dividend paid by either NYNEX CableComms UK or NYNEX CableComms US (together, the "Companies") a payment (a "Treaty Payment") equal to the amount of the tax credit associated with the dividend (equal to 25% of the dividend) reduced by 15% of the sum of the dividend and the tax credit. For example, an Eligible US Holder who receives a dividend payment of L80 would be entitled to a Treaty Payment of L5 (i.e., the tax credit of L20 reduced by L15 being 15% of the sum of L80 and L20) resulting in a total receipt (before applicable US taxes) of L85.

     Entitlement to a Treaty Payment will not arise if a dividend is paid as a foreign income dividend (to which no tax credit attaches). The Companies have no present intention to pay any dividend as a foreign income dividend.

     Whether US Holders who are resident in countries other than the US are entitled to a tax credit in respect of dividends depends in general upon the provisions of such conventions or agreements, if any, as may exist between such countries and the UK.

     Under section 812 of the Income and Corporation Taxes Act 1988, the UK Treasury has power in certain circumstances to deny the payment of Advanced Corporation Tax refunds under the UK's double tax conventions to a US company if it or an associated company has a qualifying presence in a country which operates a unitary system of corporate taxation. These provisions come into force only if the UK Treasury so determines by statutory instrument. No such instrument has yet been made.

     An Eligible US Holder will not be liable for UK tax on capital gains realized on the disposal of NYNEX CableComms Units or NYNEX CableComms ADSs unless such Eligible US Holder carries on a trade, profession or vocation in the UK through a branch or agency and the NYNEX CableComms Units or NYNEX CableComms ADSs are or have been used, held or acquired for the purposes of such trade, profession or vocation or such branch or agency.

     The surrender of NYNEX CableComms ADSs in exchange for the deposited NYNEX CableComms Units represented thereby will not be a taxable event for the purposes of UK corporation tax or UK capital gains tax. Accordingly, Eligible US Holders will not recognize any gain or loss for such purposes upon such surrender.

     An Eligible US Holder will generally recognize gain or loss for US federal income tax purposes upon disposal of NYNEX CableComms Units or NYNEX CableComms ADSs, subject to applicable rules and exceptions set forth in the US Internal Revenue Code.

     The surrender of NYNEX CableComms ADSs in exchange for the deposited NYNEX CableComms Units represented thereby will not be a taxable event for US federal income tax purposes. Accordingly, no taxable gain or loss will be recognized for such purposes upon such surrender.

     An Eligible US Holder of NYNEX CableComms Units or NYNEX CableComms ADSs will be exempt from the 31% US backup withholding tax with respect to proceeds of a sale, exchange or redemption of such NYNEX CableComms Units or NYNEX CableComms ADSs if such US Holder (i) is a corporation or other exempt recipient and, if required, demonstrates its status as such, or (ii) provides to a paying agent or a broker, as the case may be, a US taxpayer identification number and otherwise complies with any applicable backup withholding requirements.

     Neither NYNEX CableComms UK nor NYNEX CableComms US has ever paid a dividend and neither anticipates paying any dividends in the foreseeable future. NYNEX CableComms expects to retain any earnings generated from its operations for use in its business.

ITEM 6.  SELECTED COMBINED FINANCIAL DATA

     The financial statements of NYNEX CableComms have been prepared on a combined basis as if NYNEX CableComms UK and NYNEX CableComms US were a single entity. The following selected financial data as of December 31, 1995 and 1996 and for the years ended December 31, 1994, 1995 and 1996 have been derived from the Combined Financial Statements of NYNEX CableComms which have been prepared in accordance with US GAAP and audited by Coopers & Lybrand L.L.P. and which are included herein on pages F-1 to F-7. The following selected financial data as of December 31, 1993 and 1994 and for the years ended December 31, 1992 and 1993 have been derived from the audited financial statements of NYNEX CableComms which are not included herein. The following selected financial data as of December 31, 1992 has been derived from the unaudited financial statements of NYNEX CableComms which are not included herein. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Combined Financial Statements of NYNEX CableComms and the notes thereto included herein on pages F-1 to F-21.

FIVE YEAR FINANCIAL HISTORY

                                                        YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------
                                          1996        1995        1994        1993        1992
                                        --------    --------    --------    --------    --------
                                           L           L           L           L           L
                                                 (IN THOUSANDS, EXCEPT PER ADS AMOUNTS)
Operating revenues...................    151,241      85,019      41,015      18,255       3,625
Operating loss.......................    (60,049)    (79,878)    (67,753)    (29,015)    (10,067)
Net loss.............................    (22,845)       (439)    (49,521)    (22,830)     (9,759)
Net loss per ADS.....................     (0.247)     (0.005)         --          --          --
Pro forma net loss per ADS(1)........         --          --      (0.535)     (0.247)         --
Property, plant and equipment, net...   1,098,119    859,024     485,917     209,707      67,699
Total assets.........................   1,248,887   1,001,779    616,439     289,286      79,116
Long-term debt.......................    447,649     125,350      52,000          --          --
Minority interest....................     76,575     132,121     165,527          --          --
Stockholders' equity.................    601,286     623,466     291,399     222,133      59,594
Cash dividends.......................         --          --          --          --          --

---------------

(1) Pro forma net loss per ADS is unaudited and has been calculated as if the 92,500,000 ADSs issued on June 14, 1995 had been in existence throughout 1994 and 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROPOSED COMBINATION

     Cable and Wireless plc, Bell Canada International Inc. and NYNEX have entered into a Transaction Agreement pursuant to which, subject to the satisfaction of certain conditions precedent, the parties have agreed to combine Mercury Communications Limited, Bell Cablemedia plc (as enlarged by the acquisition of Videotron Holdings plc), NYNEX CableComms UK and NYNEX CableComms US under a new holding company, Cable & Wireless Communications plc ("CWC"). Pursuant to the Transaction Agreement, CWC has offered to purchase NYNEX CableComms UK Ordinary Shares and NYNEX US Shares of Common Stock (comprised in the NYNEX CableComms Units, including those represented by NYNEX CableComms
ADSs) in exchange for ordinary shares of CWC. If the transactions contemplated by the Transaction Agreement are consummated, among other things, NYNEX CableComms will become a part of the combined CWC group, its existing credit facilities discussed below under "Financing of NYNEX CableComms" would have to be repaid (absent waivers or change of control defaults) and are expected to be terminated and replaced with a CWC credit facility, and other changes may occur in relation to its income taxes, capital resources and liquidity and in its regulatory position and future prospects. The possibility of these future changes should be taken into account when reviewing "Income taxes", "Capital resources and liquidity", "Financing of NYNEX CableComms" and "Cash flows and liquidity" below.

OVERVIEW

     NYNEX CableComms is designing and constructing a broadband (high capacity) network within its franchise areas which enables it to deliver a wide range of cable television and telecommunications services to its customers and which NYNEX CableComms believes will enable it to deliver more advanced services as they become available in the future. NYNEX CableComms began construction of the first of its 16 franchises in September 1991 and has been providing both cable television and telecommunications services in all of its franchises since August 1995.

     NYNEX CableComms is constructing its network to exceed license requirements in order to maximize revenue and, in the longer term, cash flows. NYNEX CableComms presently anticipates completing 71% of its network construction in its existing franchises by the end of 1997, with substantial completion anticipated by the end of 1999; however, NYNEX CableComms regularly reviews its build program and may from time to time revise its proposed build targets for future years.

     NYNEX CableComms earns revenue in both the residential and business markets for cable television and telecommunications services. Revenue in the residential market is generated from the provision of both cable television and telecommunications services. Cable television revenue is earned mainly from monthly fees for the basic and premium channels and additional outlets. Residential telecommunications revenue is earned from monthly charges for calls made by customers and line rental and from the provision of optional features. Revenue in the business market is earned almost exclusively from the provision of telecommunications services, although NYNEX CableComms does provide a commercial cable television service and facilities for closed circuit television services. Business telecommunications services generate revenue from the same telecommunications services provided to residential customers and additional services such as CENTREX, managed fiber networks, private circuits, DASS 2, ISDN, closed circuit television and commercial cable television.

     NYNEX CableComms' recorded revenues and operating costs since December 31, 1996 have been consistent with its expectations.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     In each of the years ended December 31, 1996, 1995 and 1994, NYNEX CableComms experienced significant increases in its customer base and revenue. Such increases were mainly attributable to sales and marketing activity and continuing network construction.

     In 1995 and 1994 NYNEX CableComms experienced significant increases in operating expenses. In 1996 operating expenses have increased but staff costs and selling, general and administrative expenses have broadly remained the same as in 1995, as NYNEX CableComms has realized business efficiencies and stringently controlled these expenses. Operating revenue increased 78% to L151.2 million for 1996 from L85.0 million for 1995, and increased 107% in 1995 from L41.0 million for 1994. These increases were attributable primarily to an increased customer base, marketing activity and continuing construction of the network. The increase in 1995 over 1994 is also attributable to the introduction of telecommunications services in certain Northern Franchises beginning in 1995, where during 1994 only cable television services had been available.

Cable television

     Cable television revenue increased 61% to L62.4 million for 1996 from L38.7 million for 1995, and increased 94% in 1995 from L20.0 million for 1994. These increases were primarily the result of an increase in the number of basic customers and the average revenue per basic customer. The number of basic customers increased 36% to 268,519 at December 31, 1996 from 197,004 at December 31, 1995 and increased 62% in 1995 from 121,968 at December 31, 1994. The average monthly cable television revenue per basic customer increased to L22.83 in 1996 from L21.59 in 1995, and from L19.67 in 1994. The overall increase in average monthly revenue in 1996 was primarily attributable to an increase in the pay to basic ratio and the introduction of Pay-Per-View cable television services. The increase in 1995 was primarily attributable to a L1 per month increase in the basic programing package which was implemented in late November 1994, together with an increase in the pay to basic ratio.

     The number of homes passed and marketed in NYNEX CableComms' operating franchises increased 31% to 1,304,137 at December 31, 1996 from 994,917 at December 31, 1995, and increased 59% in 1995 from 624,091 at December 31, 1994. Penetration rates increased to 20.6% at December 31, 1996 from 19.8% at December 31, 1995, and from 19.5% at December 31, 1994, as a higher proportion of NYNEX CableComms' potential customers chose to purchase cable television services during both periods. NYNEX CableComms believes that the increase in penetration in 1996 was driven by a number of marketing initiatives introduced in 1996, a restructuring of the sales commission policy and a greater emphasis on retaining customers. NYNEX CableComms' churn rate increased slightly to 29.6% at December 31, 1996 from 29.4% at December 31, 1995 and decreased from 31.1% at December 31, 1994. The pay to basic ratio increased to 213.5% at December 31, 1996 from 209.3% at December 31, 1995 and from 156.2% at December 31, 1994. The increases in the pay to basic ratio in 1996 and 1995 were primarily due to the change in the packaging and pricing structure of the premium channels in June 1995, designed to encourage customers to purchase premium channels and thereby enabling NYNEX CableComms to take advantage of improved pricing in the BSkyB Agreement, which was entered into in the second quarter of 1995, and increased sales of premium channels since the second quarter of 1995.

Residential telecommunications

     Residential telecommunications revenue increased 94% to L70.6 million for 1996 from L36.4 million for 1995, and increased 123% in 1995 from L16.3 million for 1994. These increases were primarily the result of an increase in the number of residential telecommunications lines and increased usage. The number of residential telecommunications lines increased 50% to 349,260 at December 31, 1996 from 232,551 at December 31, 1995, and increased 135% in 1995 from 98,954 at December 31, 1994. The average monthly residential telecommunications revenue per line increased to L19.96 for 1996 from L19.52 for 1995 and decreased from L21.81 for 1994. The reduction in telephone tariffs in March 1995 was the basis of a new pricing strategy of offering savings to the average residential customer of 25% on monthly bills for line rentals and call charges over BT's standard call prices combined before discounts and promotions. The increase in residential telecommunications penetration rate to 27.0% at December 31, 1996 from 24.6% at December 31, 1995, and from 19.8% at December 31, 1994 and the increased average monthly revenue per line in 1996, despite further tariff reductions in 1996, support this strategy. NYNEX CableComms has maintained this pricing strategy with the introduction of additional price reductions in response to price reductions by BT made during 1996 and 1995. The increase in average monthly revenue per line in 1996 over 1995 is due primarily to increased usage attributable to the pricing strategy. The decrease in average monthly revenue per line in 1995 over 1994 reflected NYNEX CableComms' adoption of the new pricing strategy from March 1995. Prior to March 1995, NYNEX CableComms provided residential customers with monthly savings of 10% to 15% on their monthly bills for line rental and call usage combined over BT's standard prices.

     The increase in the number of residential telecommunications lines reflects to a large degree the increase in the number of homes passed and marketed for residential telecommunications services, which increased 37% to 1,291,488 at December 31, 1996 from 945,802 at December 31, 1995, and increased 89% in 1995 from 501,031 at December 31, 1994. The residential telecommunication churn rate fell to 16.4% at December 31, 1996 from 17.5% at December 31, 1995, having risen from 15.8% at December 31, 1994.

Business telecommunications

     Business telecommunications revenue increased 147% to L13.1 million for 1996 from L5.3 million for 1995, and increased 121% in 1995 from L2.4 million for 1994. These increases were primarily attributable to increases in the number of lines, as well as, in 1996, to increases in the average monthly revenue per line. The number of business telecommunications lines increased 133% to 33,287 at December 31, 1996 from 14,260 at December 31, 1995, and increased 168% in 1995 from 5,311 at December 31, 1994. The increase in the number of business telecommunications lines resulted from an increase in the number of businesses passed and marketed for business telecommunications services, which increased 101% to 61,145 at December 31, 1996, from 30,450 at December 31, 1995 and increased 51% in 1995 from 20,193 at December 31, 1994. The average monthly business telecommunications revenue per line increased to L49.39 in 1996 from L46.82 in 1995, having decreased from L53.45 in 1994 as a result of NYNEX CableComms' pricing strategy introduced in March 1995, to offer savings to its business customers on average of 25% compared to BT's standard call charges before discounts and promotions. As with residential telecommunications, NYNEX CableComms believed that the immediate reduction in tariffs would be more than offset over time by additional revenue generated from increased purchase of business telecommunications services and greater usage attributable to this strategy. In March 1996, telesales marketing was introduced, together with a new volume-based rental charge for business customers using CENTREX. These new marketing initiatives were also designed to encourage greater usage and increase average monthly revenue per line. The decrease in average monthly telecommunications revenue per line in 1995 was primarily due to the introduction of the pricing strategy in March 1995 and the introduction of CENTREX lines, which had not been marketed during 1994. NYNEX CableComms had installed 8,458 CENTREX lines at December 31, 1996, as compared to 2,188 CENTREX lines at December 31, 1995. In 1996, notable sales of business telecommunications services were completed, including major sales to local government authorities, and universities and medical centers. Although a higher proportion of the customer's business generally is won as a result of undertaking a CENTREX installation, CENTREX lines tend to generate less revenue per line than single business lines and, therefore, while increasing overall revenue, have the effect of diluting average monthly telecommunications revenue per line.

     The average number of lines per business customer increased 57% to 4.4 at December 31, 1996 from 2.8 at December 31, 1995, and increased 87% in 1995 from
1.5 at December 31, 1994, reflecting primarily the increased number of CENTREX lines. The business telecommunications churn rate increased to 13.0% at December 31, 1996 from 11.9% at December 31, 1995. The churn rate for the second half of 1994 was 7.2%. NYNEX CableComms did not keep statistics for its business telecommunications churn rate until June 1994.

Installation

     NYNEX CableComms' combined installation revenue for cable television and residential and business telecommunications increased 13% to L5.2 million for 1996 from L4.6 million for 1995, and increased 100% in 1995 from L2.3 million in 1994. This growth in revenue reflects the continuing network construction and the corresponding increase in its customer base. The rate of growth in installation revenue from 1994 through 1995 and 1996 broadly reflects the installation activity levels.

OPERATING EXPENSES

     Operating expenses increased 28% to L211.3 million in 1996 from L164.9 million in 1995, and increased 52% in 1995 from L108.8 million in 1994 as a result of the continuing network construction and increase in the customer base. The components of operating expenses are programming costs, telecommunications expenses, depreciation and amortization, staff costs and selling, general and administrative expenses.

     Total programming costs as a percentage of cable television revenues were 55% in 1996 compared with 50% for 1995 and 48% for 1994. The increases were a result of the introduction of new channels and an increase in prices charged by programming suppliers. In the fourth quarter of 1996, NYNEX CableComms introduced new packaging and pricing which took into account some of the programing providers' increased prices. The change in the packaging and pricing structure of the premium channels in June 1995, designed to encourage customers to take additional premium channels, resulted in reduced gross profit margins on premium channels in 1996 and 1995.

     Telecommunications expenses principally reflect interconnect charges paid to national and international carriers for NYNEX CableComms' traffic over their networks. As a result of the completion of the installation of digital switches in all its franchises in 1995, NYNEX CableComms has eliminated the need to pay third parties for switching intra-franchise calls between its customers and has reduced the cost of switching calls to other telecommunications operators. Telecommunications expenses for 1996 were stated net of a L2.8 million favorable adjustment in respect of the settlement of outstanding pricing issues whereby interconnect charges in previous periods were reduced. Telecommunications expenses for 1996 were 31% of telecommunications revenues, compared with 39% in 1995 and 42% in 1994. This was achieved despite the introduction of the new pricing strategy in March 1995.

     Depreciation and amortization increased 64% to L54.5 million for 1996 from L33.2 million for 1995, and increased 74% in 1995 from L19.1 million for 1994. These increases are primarily related to the increase in the cost of total property, plant and equipment to L1,213.3 million at December 31, 1996 from L921.3 million at December 31, 1995 and from L514.8 million at December 31, 1994. Depreciation will continue to rise as the network is built out.

     Staff costs, which include salaries, wages, benefits and sales commissions, decreased to L45.9 million in 1996 from L46.0 million for 1995, and increased 50% in 1995 from L30.6 million for 1994. The number of employees (excluding subcontract installers) has decreased 11% to 2,557 full time equivalents at December 31, 1996 from 2,884 at December 31, 1995, and increased 17% in 1995 from 2,456 at December 31, 1994. NYNEX CableComms developed a cost-management program toward the end of 1995, the purpose of which was to ensure that NYNEX CableComms has the correct cost base required to support the growth of its business. The program was implemented at the beginning of 1996. The decrease in staff costs in 1996 was primarily as a result of a reduction in the number of employees in accordance with the cost management program. Staff costs in 1995 increased as a result of the growth of NYNEX CableComms' business operations during 1994.

     Selling, general and administrative expenses were L50.1 million for each of 1996 and 1995, having increased from L41.4 million for 1994. Following the cost management program implemented at the beginning of 1996, NYNEX CableComms has continued to realize business efficiencies and to stringently control expenses. As a result, the expenses in 1996 have remained constant with those in 1995 despite a 78% increase in revenue compared to 1995. The increase in 1995 over 1994 reflected the increase of both construction levels and the customer base over and above that of the comparable periods.

     Operating expenses directly attributable to the design, construction and installation of the network are capitalized within the network and not charged to income. These capitalized costs were L38.7 million for 1996, L41.6 million for 1995 and L30.7 million for 1994.

OTHER INCOME (EXPENSE)

     Interest income primarily arises from the investment of proceeds of debt and equity in advance of capital expenditures and operating cash flow requirements and from balances due from NYNEX and its affiliates.

Interest income increased 20% to L4.9 million for 1996 from L4.1 million for 1995, and increased 193% in 1995 from L1.4 million for 1994.

     In 1996, interest expense increased to L23.2 million, net of L6.0 million that was capitalized. In 1995, interest expense increased to L16.0 million, net of L2.8 million that was capitalized, from L0.3 million, net of L0.2 million that was capitalized, in 1994. Of the increased amounts in 1996 and 1995, L6.5 million was attributable to the amortization of deferred finance costs. Substantially all of the balance of the increased amounts of interest expense represents interest paid to the North and South limited partners under their respective financing arrangements for increased levels of borrowings. See "Financing of NYNEX CableComms".

     Deferred financing costs of L65.0 million were incurred in implementing the financing arrangements for the Northern Operating Companies and the Southern Operating Companies, L42.0 million of these costs being incurred in December 1994 and L23.0 million in December 1993. Of these deferred financing costs, L25.3 million were incurred in entering two forward interest rate swaps to protect NYNEX CableComms from future fluctuations in interest rates, L18.3 million of these costs being incurred in December 1994 and L7.0 million in December 1993. See Note G to the combined financial statements of NYNEX CableComms. Prior to the reorganization of the financing arrangements for the Southern Operating Companies on March 31, 1995, the L23.0 million of deferred finance costs in respect of these arrangements were offset against Minority interest. Interest expense increased in 1995 primarily due to the increased level of funding during the period from the financing arrangements for the Northern Operating Companies and the Southern Operating Companies. In addition, the reorganization of the financing arrangements for the Southern Operating Companies on March 31, 1995 resulted in the reclassification of L193.6 million from Minority interest and Capital contributions from NYNEX to Long-term debt.

     Minority interest reflects the South limited partner's interest in the South Partnership and the North limited partner's interest in the North Partnership. See Note F to the combined financial statements of NYNEX CableComms. For the purpose of the combined financial statements, each limited partner's interest is represented by capital contributed, adjusted to reflect the appropriate amortization of transaction costs and appropriate loss and profit allocations. The partnership percentages are the basis for allocations of all items of losses and profits, except in respect of initial losses and profits. Initial losses up to a maximum cumulative amount of L200.0 million in the case of the North Partnership and L40.0 million in the case of the South Partnership will be allocated to the North limited partner and the South limited partner, respectively. After that, losses will be allocated to NYNEX CableComms up to the point that NYNEX CableComms' share of cumulative losses reaches 85%. At that point, any further losses will be allocated 15% to the relevant limited partner and 85% to NYNEX CableComms. Thereafter, initial profits will be allocated in proportion to the initial losses previously so allocated to each relevant partner until such initial losses have been fully offset by profits. The Minority interest portion of the loss for 1996 was L55.5 million compared with L72.8 million for 1995 and L(3.8) million in 1994. The decrease in 1996 is due to both smaller losses and the completion of the initial loss allocation to the South limited partner occurring in the first quarter of 1996. The increase in 1995 was due to the increasing level of losses being incurred by NYNEX CableComms' operations and implementation of the financing arrangements and the initial loss allocation arrangements described above for the Northern Operating Companies in December 1994, together with the changes in the financing arrangements and the initial loss allocation arrangements described above for the Southern Operating Companies in March 1995.

INCOME TAXES

     Prior to June 14, 1995, NYNEX CableComms' US corporations were included in the NYNEX consolidated federal income tax return and in New York State and New York City combined income tax filings. While included in the NYNEX tax filings, NYNEX CableComms' US corporations were allocated payments in accordance with the effect their losses had on reducing the consolidated group's taxable income. As a result of the reorganization which occurred immediately prior to the completion of the initial public offering of NYNEX CableComms UK and NYNEX CableComms US on June 14, 1995, NYNEX CableComms and its US corporations do not qualify to be included in the NYNEX consolidated US federal income tax return or in any state or local combined tax returns. As a result, for tax periods after June 14, 1995 equivalent payments have not been made to NYNEX CableComms by NYNEX for any further losses generated and NYNEX UK Holdings and its US subsidiaries have been treated as a consolidated group of corporations for US tax return purposes. However, neither NYNEX CableComms UK nor NYNEX CableComms US has been consolidated with NYNEX UK Holdings or its subsidiaries for US tax purposes. As a result, NYNEX CableComms UK and NYNEX CableComms US will file their own US federal tax returns separately from NYNEX UK Holdings.

     For the reasons stated above, NYNEX CableComms recorded no net tax benefit in 1996. The deferred tax benefits arising from the 1996 net loss have been offset by a valuation allowance because, based primarily upon historical operating losses, it is considered more likely than not that such benefits will not be realizable. NYNEX CableComms recorded net tax benefits of L18.6 million and L20.9 million for 1995 and 1994, respectively. The tax benefit for 1995 included a L12.8 million benefit in respect of the reversal of a deferred tax liability and a provision of L1.1 million for tax payable on interest earned. The balance of the tax benefit for 1995 was attributable to the payment due from NYNEX for the US tax losses which were used to offset taxable income of other NYNEX companies in the period from January 1 to June 14, 1995.

FOREIGN EXCHANGE

     All of NYNEX CableComms' revenue is denominated in pounds sterling. Although the majority of NYNEX CableComms' operating expenses are incurred in pounds sterling, NYNEX CableComms purchases certain of its network materials, equipment and the services of seconded NYNEX employees in US dollars. During 1996, 1995 and 1994, NYNEX CableComms did not experience significant gains or losses as a result of fluctuations in the exchange rate of currencies. To date, NYNEX CableComms has not used foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations.

CAPITAL RESOURCES AND LIQUIDITY

     Significant additional capital expenditures are required to construct the remaining portions of NYNEX CableComms' network. Under the terms of current licenses, NYNEX CableComms is required to construct cable television systems passing an additional 0.8 million premises by the end of 2000, in accordance with a series of prescribed intermediate milestones for each of its franchises. NYNEX CableComms currently plans to make capital expenditures of approximately L300.0 million for each of the three years from January 1, 1997 through to the substantial completion of the construction of the network in its existing franchises during 1999. NYNEX CableComms has sufficient financing in place to fund its capital expenditures through to June 1998; after this period additional funding will be required. In 1996, capital expenditure was L289.9 million, compared to L392.4 million in 1995.

FINANCING OF NYNEX CABLECOMMS

Financing arrangements

     At December 31, 1996, the Operating Companies and various partnerships controlled by NYNEX CableComms UK and NYNEX CableComms US were parties to two financing arrangements, one for the Northern Operating Companies and one for the Southern Operating Companies.

     Under these financing arrangements, which are described in Notes E and F to the combined financial statements of NYNEX CableComms, an entity related to NYNEX (the "North limited partner", which is not part of NYNEX CableComms) provides funding to the North Partnership and to the Northern Operating Companies (which are part of NYNEX CableComms) with the proceeds of capital contributions received from members of the North limited partner. These capital contributions are invested as capital contributions to the North Partnership or as loans to either the North Partnership or the Northern Operating Companies. Under an existing credit facility (the "North Credit Facility") the Northern Operating Companies and the North Partnership, collectively, may, subject to certain conditions, borrow up to a maximum of L542.5 million from the North limited partner and an additional L157.5 million to expand the network into additional franchise areas if such franchises are acquired prior to December 31, 1998.

     Under a broadly similar financing arrangement, another entity related to NYNEX (the "South limited partner," which is not part of NYNEX CableComms) provides funding to the South Partnership and to the Southern Operating Companies (which are part of NYNEX CableComms) with the proceeds of capital contributions received from members of the South limited partner. These capital contributions are invested as capital contributions to the South Partnership or as loans to either the South Partnership or the Southern Operating Companies. Under an existing credit facility (the "South Credit Facility") the Southern Operating Companies and the South Partnership, collectively, may, subject to certain conditions, borrow up to a maximum of L274.0 million from the South limited partner.

     At December 31, 1996, NYNEX CableComms had available L368.8 million of undrawn credit facilities under the North and South Credit Facilities, which are available subject to NYNEX CableComms passing a certain number of homes.

     NYNEX CableComms has entered into two forward starting interest rate swaps with NYNEX to reduce potential exposure to interest rate risks inherent in the financing arrangements for the Northern Operating Companies and Southern Operating Companies. In addition, NYNEX CableComms has entered into two agreements with NYNEX to reduce the notional amount of the interest rate swaps at NYNEX CableComms' option. NYNEX CableComms has only limited involvement with derivative financial instruments and does not use them for trading purposes. See Note G to the combined financial statements of NYNEX CableComms.

     The businesses and operations of the North and South limited partners are managed and controlled by wholly-owned subsidiaries of NYNEX and, as such, the North and South limited partners are included in NYNEX's consolidated financial statements.

     The North limited partner had contributed L131.3 million to the North Partnership at December 31, 1996 and 1995, and had provided a further L292.9 million and L96.5 million in financing to the Northern Operating Companies under the North Credit Facility at December 31, 1996 and 1995, respectively. The North Partnership had not made any borrowings under the North Credit Facility at December 31, 1996 or 1995.

     The South limited partner had contributed L80.4 million to the South Partnership at December 31, 1996 and 1995 and had provided a further L154.8 million and L28.9 million in financing to the Southern Operating Companies under the South Credit Facility at December 31, 1996 and 1995, respectively. The South Partnership had not made any borrowings under the South Credit Facility at December 31, 1996 or 1995.

NYNEX financing facility

     NYNEX has entered into a further credit facility directly with NYNEX CableComms to make available up to L200.0 million (the "NYNEX Facility") to be borrowed at NYNEX CableComms' option at an interest rate of three month Sterling LIBOR plus 4.0%. NYNEX CableComms may make drawings under this facility at any time after June 1, 1996 and before May 31, 1997. Any amounts borrowed under the facility are to be repaid in full by May 31, 1998. The entire L200.0 million is currently available under this facility.

CASH FLOWS AND LIQUIDITY

     NYNEX CableComms had net cash used in operating activities of L27.9 million for 1996, L61.2 million for 1995 and L17.9 million for 1994. The decrease in 1996 is primarily due to a reduction in operating losses before interest, tax, depreciation and amortization in 1996 compared to 1995. The increase in 1995 reflected increased operating losses before interest, tax, depreciation and amortization and additional working capital requirements to fund the increasing customer base compared to 1994.

     Net cash used in investing activities was L288.7 for 1996, L392.2 million for 1995 and L263.5 million for 1994. These included expenditures for constructing the network and associated capital expenditures of L289.9 million for 1996, L392.4 million for 1995 and L263.2 million for 1994.

     Net cash provided by financing activities was L322.2 million for 1996, L421.5 million for 1995 and L293.5 million for 1994. Capital contributions by NYNEX to NYNEX CableComms ceased on March 31, 1995 when the financing arrangements for the Southern Operating Companies were reorganized. After this date all funding by NYNEX has been made through the North and South limited partners. During 1995 NYNEX made capital contributions of L5.3 million compared to L118.8 million during 1994. The minority interest joint venture that was in place prior to March 1995, contributed L174.5 million in 1994, of which L3.1 million was repaid in 1995.

     The Northern Operating Companies and Southern Operating Companies together had additional borrowings of L322.3 million, L245.2 million and L52.0 million under the North Credit Facility and the South Credit Facility during 1996, 1995 and 1994, respectively. NYNEX CableComms made no repayments of borrowings during 1996. A repayment of borrowings of L360.3 million was made during 1995 in order to make the most effective use of the proceeds of the initial public offering in June 1995 (as described below).

     There were no capital contributions made by the North and South limited partners to the North Partnership and South Partnership during 1996. During 1995, the North and South limited partners made capital contributions of L156.6 million to the North Partnership and the South Partnership. In the second quarter of 1995, NYNEX CableComms issued 305 million NYNEX CableComms Units in an initial public offering for L380.2 million of net proceeds. The capital contributions, together with substantially all of the net proceeds of the share issuance, were contributed to the Northern Operating Companies and Southern Operating Companies to finance their operations and repay the majority of the long-term debt made available to them by the North and South limited partners in 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following combined financial statements of the Companies and their subsidiaries are attached to this Annual Report on Form 10-K following the signature page:

                                                                              PAGE
                                                                              -----
          Report of management..............................................    F-2
          Report of independent accountants.................................    F-3
          Combined statement of operations..................................    F-4
          Combined balance sheets...........................................    F-5
          Combined statements of changes in stockholders' equity............    F-6
          Combined statements of cash flows.................................    F-7
          Notes to combined financial statements............................    F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

(A) DIRECTORS

     Certain members of senior management of the Companies have the title "Executive director" which, under the practice of NYNEX CableComms, is generally equivalent to that of an Executive Officer under US practice and does not connote a position on the Boards of Directors.

     Set forth below is information with respect to those individuals who are currently Directors and Executive directors of NYNEX CableComms UK and NYNEX CableComms US or, in respect of the individuals listed after Graham L. Robertson, who are Executive directors of NYNEX CableComms Limited, an indirect wholly-owned subsidiary of NYNEX CableComms UK and NYNEX CableComms US. Substantially all of the management, operations and other business functions of NYNEX CableComms are carried out by NYNEX CableComms Limited.

                                                      POSITION WITH NYNEX CABLECOMMS UK AND NYNEX
                                                                 CABLECOMMS US AND/OR
            NAME              AGE    NATIONALITY               NYNEX CABLECOMMS LIMITED
----------------------------  ---    -----------    -----------------------------------------------
John F. Killian               42          US        President and Chief Executive Officer, Director
Nicholas P. Mearing-Smith     47          UK        Chief Financial Officer(1), Director
Sir Michael Checkland         60          UK        Director
John L. Rennocks              51          UK        Director
Sir Bryan Carsberg            58          UK        Director
Richard W. Blackburn          54          US        Chairman, Director
Robert T. Anderson            50          US        Director
Jeffrey A. Bowden             50          US        Director
Mel Meskin                    52          US        Director
Paul H. Repp                  40          US        Executive director -- Chief Legal and
                                                    Regulatory Officer and Company Secretary
Graham L. Robertson           41          UK        Executive director -- Treasurer and Controller
                                                    and Acting Chief Financial Officer
Colin I. Chadwick             48          UK        Executive director -- Information Systems
John N. Doherty               32          US        Acting Executive director -- Residential
                                                    Marketing and Strategic Development
Carl Grose                    40          UK        Executive director -- Residential Sales
Edward L. Hatch               52          US        Executive director -- Merger Planning
John J. McHale                54          US        Executive director -- Business Markets
Allen J.M. Saunders           46          UK        Executive director -- Corporate Communications
Michael T. Schieck            49          US        Executive director -- Customer Operations
Michael W. Stevenson          50          UK        Executive director -- Human Resources
Patrick W. Welsh III          47          US        Executive director -- Network Development

---------------

(1) Mr. Mearing-Smith delegated his duties of Chief Financial Officer effective January 30, 1997 but remains as a Director.

     John F. Killian has been President and Chief Executive Officer since January 1, 1996 and a Director of the Companies since their incorporation in February 1995. He was the Chief Operating Officer of the Companies from February 1995 through December 1995. From March 1992 until February 1995, Mr. Killian served as Vice President -- Massachusetts of New England Telephone and Telegraph Company ("New England Telephone"), a subsidiary of NYNEX. From January 1991 to March 1992, he was General Manager of Operations of New England Telephone and from April 1987 to December 1990 he served as Vice President -- Rhode Island of New England Telephone. Age 42.

     Nicholas P. Mearing-Smith has been the Chief Financial Officer and a Director of the Companies since their incorporation in February 1995. In January 1997, Mr. Mearing-Smith was designated as Finance Director of Cable & Wireless Communications and delegated his duties as Chief Financial Officer of the Companies. Since May 1993, he has been Chief Financial Officer and Executive Director of NYNEX CableComms Limited, a wholly owned subsidiary of the Companies. From September 1991 until May 1993, he was Executive Group Director of NYNEX CableComms Limited. From July 1989 to September 1991, Mr. Mearing-Smith was Chairman of Britannia Cablesystems Limited, a telecommunications company. He is a Fellow of the Institute of Chartered Accountants in England and Wales, an Associate Member of the Institute of Taxation and a Member of The Securities Institute. Age 47.

     Sir Michael Checkland has been a Director of the Companies since April 1995. Between February 1993 and April 1995, Sir Michael Checkland pursued activities associated with a number of senior positions he has held and continues to hold on educational, artistic and charitable organisations. He served as Director General of the British Broadcasting Corporation (the "BBC"), the British state-owned broadcaster, from February 1987 to February 1993. Age 60.

     John L. Rennocks has been the deputy Chairman of the Companies since July 1996 and has been a Director of the Companies since April 1995. He has also been Executive Director Finance of British Steel Plc since July 1996. Previously he was Executive Director of Finance of PowerGen plc ("PowerGen"), an electricity supply business, from March 1990 to July 1996. Since 1990, Mr. Rennocks has served as a Director of the Electricity Supply Industry Pensions Company Limited which oversees pension fund management for all major UK electric power companies that are members of the Electricity Pension Scheme. Mr. Rennocks has also served as a Director of Kleinwort European Privatisation Investment Trust plc since January 1994, and since April 1995 he has served as a Director of Biocompatibles International plc, a medical equipment company. Mr. Rennocks is a fellow of the Institute of Chartered Accountants in England and Wales. Age 51.

     Sir Bryan Carsberg has been a Director of the Companies since July 1996. He has also been Secretary General of the International Accounting Standards Committee from May 1995 to the present. He previously held public office as Director General of Telecommunications from 1984 to 1992, when he became Director General of Fair Trading, a position he held until May 1995; Professor of Accounting at London School of Economics; Assistant Director of US Financial Accounting Standards Board; Deputy Chairman of UK Accounting Standards Board. Presented with Chartered Accountants Founding Society's Centenary Award in recognition of services to society through his work at Oftel and with the Bleau Award for work in the field of telecommunications. Age 58.

     Richard W. Blackburn has been Chairman and a Director of the Companies since their incorporation in February 1995. He has been the President and Group Executive Director of NYNEX Worldwide Services Group, Inc., a subsidiary of NYNEX ("NYNEX WSG"), since January 1995 and has served as a director of that company since 1991. In his present position with NYNEX WSG, Mr. Blackburn is responsible for directing all activities of its operating units, including TelecomAsia and Gibraltar NYNEX Communications Limited. He is also responsible for directing the activities of NYNEX Mobile Communications Company and NYNEX Information Resources Company, and for overseeing NYNEX Network Systems Company, a subsidiary of NYNEX ("NYNEX Network Systems"), in FLAG, Limited and STET Hellas, S.A., a wireless network business in Greece. From June 1993 to December 1994, he held the position of Senior Vice President and Chief Operating Officer of NYNEX WSG. From June 1991 to June 1993, Mr. Blackburn was Senior Vice President and General Counsel of NYNEX WSG. From October 1981 to May 1991, Mr. Blackburn was Vice President and General Counsel of New England Telephone. Age 54.

     Robert T. Anderson has been a Director of the Companies since their incorporation in February 1995. Also in February 1995, Mr. Anderson was appointed to his current position as Vice President, Business Development and President of NYNEX Network Systems Company. From June 1991 to February 1995, he was Managing Director of Regulatory Planning for NYNEX Network Systems and was responsible for all regulatory planning and compliance in New York and Connecticut. From October 1989 to June 1991, Mr. Anderson was Managing Director, Regulatory Planning of NYNEX where he oversaw the development of rate filings and the company's business plan. He currently serves as NYNEX's representative on the New York State Telephone Association Board of Directors. Age 50.

     Jeffrey A. Bowden has been a Director of the Companies since their incorporation in February 1995. Since September 1994, he has been Vice President for Strategy and Corporate Assurance of NYNEX. In this capacity, he directs the development of NYNEX's overall corporate strategy and advises senior management on mergers and acquisitions and measurement of performance of NYNEX and its business units. From December 1988 to September 1994, Mr. Bowden was Vice President and Director of The Boston Consulting Group, Inc., a telecommunications consulting business where he founded and directed the telecommunications practice. Age 50.

     Mel Meskin has been a Director of the Companies since July 1996. Since June 1996 he has also been Vice President -- Financial Operations and Comptroller of NYNEX. From January 1995 through May 1996 he was Vice President and Chief Financial Officer -- NYNEX Telecommunications Group. From February 1994 to December 1994 he was Vice President -- Finance and Treasurer for New York Telephone. From May 1992 to January 1994 he was Vice President -- Strategy, Planning and Support of the NYNEX Worldwide Services Group. From June 1991 to May 1992 he was Vice President and Comptroller of NYNEX. Prior to June 1991 he held a variety of senior management positions at NYNEX. He is a member of the Board of Directors of NYNEX Credit Company, NYNEX Asset Management Company, Council of Senior Centers and Services of New York City and the Post Graduate Center for Mental Health. Age 52.

(B) EXECUTIVE DIRECTORS

     John F. Killian -- see information provided above.

     Nicholas P. Mearing-Smith -- see information provided above.

     Paul H. Repp has been Executive director -- Chief Legal and Regulatory Officer and Company Secretary of the Companies, since January 8, 1996. This appointment brought responsibility for regulatory affairs and interconnect in addition to the responsibilities of his previous role as Executive director -- Chief Legal Officer and Company Secretary, which he had held since the Companies' incorporation in February 1995. Previously, he held the same position with NYNEX CableComms Limited from June 1993 to February 1995 and has been a Director of NYNEX CableComms Limited since December 1993. Between May 1988 and June 1993, Mr. Repp was Vice President, General Counsel and Secretary of NYNEX Credit Company, the financial services subsidiary of NYNEX.

     Graham L. Robertson has been Executive director -- Treasurer and Controller of the Companies since their incorporation in February 1995. In January 1997, Mr. Robertson was appointed Acting Chief Financial Officer of the Companies and continued his duties as Assistant Treasurer -- International for NYNEX, and Managing Director for NYNEX Trade Finance Company which commenced in November 1996. Since May 1993, he has also served as Executive director -- Treasurer of NYNEX CableComms Limited. From October 1992 to April 1993, Mr. Robertson was General Manager of the North and North East Surrey franchise with NYNEX CableComms Limited. From September 1991 to September 1992 he was director of Finance and Accounting of NYNEX CableComms Limited. Mr. Robertson was Finance director and Company Secretary of Britannia Cablesystems from December 1990 until NYNEX CableComms' acquisition of Britannia Cablesystems in September 1991.

     Colin I. Chadwick has been Executive director -- Information Systems of NYNEX CableComms Limited since June 1994. From September 1990 until May 1994, Mr. Chadwick was a General Manager of the Information Systems Division of Sony Broadcast and Communications Ltd., a broadcasting and communications business.

     John Doherty has been Acting Executive director -- Residential Marketing and Strategic Development of NYNEX CableComms Limited since January 1997. Previously, from March 1994 to January 1997, he held the position of Head of Strategic Development with the responsibilities of developing the Companies' strategic plan and overall business development. From March 1990 to February 1994, Mr. Doherty served as Associate director -- Corporate Planning for NYNEX.

     Carl Grose has been Executive director -- Residential Sales for NYNEX CableComms Limited since January 8, 1996. This appointment brought national responsibility for direct sales, telesales, retentions and sales administration. Mr. Grose held the position of Executive director -- Operations (North) from November 1993 to January 7, 1996. He joined NYNEX CableComms Limited as General Manager of the Solent franchise in February 1992. From December 1989 until February 1992, he was Managing Director of National Technical Services with The Bricom Group, an industrial service business.

     Edward L. Hatch has been Executive director -- Merger Planning since January 1997. He held the position of Executive director -- Network Development, Residential Marketing and Programming of NYNEX CableComms Limited from January 1996 to December 1996. On joining NYNEX CableComms in July 1994, Mr. Hatch was Executive director -- Network Development. Prior to joining NYNEX CableComms Limited in July 1994, Mr. Hatch was Managing Director of Operations of New England Telephone. From January 1993 to June 1994, he was General Manager of Labor Relations of New England Telephone. From 1991 to 1992, Mr. Hatch was General Manager of Operations of New England Telephone. From 1989 to 1991, he served as Managing Director of Customer Services of New England Telephone.

     John J. McHale has been Executive director -- Business Sales of NYNEX CableComms Limited since January 8, 1996. Previously he held the position of Executive director -- Business Markets with NYNEX CableComms Limited from January 1994 to January 1996. From January 1988 to December 1993, Mr. McHale was Branch Division Manager for NYNEX Systems Marketing, a subsidiary of NYNEX, in the US.

     Allen J.M. Saunders has been Executive director -- Corporate Communications of NYNEX CableComms Limited since March 1995. From January 1994 to February 1995, Mr. Saunders was director of Corporate Communications and from August 1993 to January 1994 served as Head of Communications of NYNEX CableComms Limited. From May 1992 to August 1993, he was Associate director -- Quality of NYNEX CableComms Limited and from September 1991 to May 1992, he was General Manager of the Wessex franchise with NYNEX CableComms Limited.

     Michael T. Schieck was appointed Executive director -- Customer Operations of NYNEX CableComms Limited effective January 8, 1996. This appointment brought responsibility for installations, repairs and maintenance, customer service and collections in addition to the responsibilities of his previous role as Executive director -- Operations Support of NYNEX CableComms Limited which he had held since November 1993. From January 1992 to November 1993, Mr. Schieck was employed by NYNEX and was responsible for development of the network plan implemented by NYNEX in the US. From January 1991 to January 1992, he was Managing Director of Engineering of New York Telephone, a subsidiary of NYNEX. From October 1989 to January 1991, he was General Manager of Suffolk County for New York Telephone.

     Michael W. Stevenson has been Executive director -- Human Resources of NYNEX CableComms Limited since August 1994. From January 1994 to August 1994, Mr. Stevenson was Personnel director of NYNEX CableComms Limited. From April 1993 to December 1993, he was General Manager of the South East region of NYNEX CableComms Limited. Mr. Stevenson joined NYNEX CableComms Limited in September 1992 as General Manager of the Bromley franchise. From January 1988 to April 1992, he was the General Manager of the central and southern regions of RAC Motoring Services, a motoring services business. Between May 1992 and August 1992 he was acting as a consultant.

     Patrick Welsh III has been Executive director -- Network Development since January 1997. Mr. Welsh joined NYNEX CableComms in May 1994 as Head of Design and Construction for the Southern franchisees. In August 1995 he became General Manager -- Integrated Network Planning and in June 1996 assumed responsibility for delivering integrated technical plans for the telecommunications and cable television network and for developing and overseeing the company's capital investment strategy. Prior to joining NYNEX CableComms, he was Director of Integrated Planning and Capital Investment for the state of New York from February 1992 to May 1994, with New York Telephone.

SECTION 16(A)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Each member of the Boards of Directors and each Executive Director of the Companies who is subject to Section 16 of the Exchange Act is required to report to the SEC by a specified date his or her beneficial ownership of or transactions in the Companies' securities. Reports received by the Companies indicate that all such members of the Boards of Directors and all such executive directors have filed all requisite reports with the SEC on a timely basis during or with respect to 1996.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Each of the non-executive independent Directors receives L22,000 annually plus L1,000 for each meeting attended. The position of Deputy Chairman (if any) receives an additional L5,000 annually. All Directors are reimbursed for reasonable expenses incurred in the performance of their duties as Directors. Directors who are executive Directors of the Companies and NYNEX-appointed Directors do not receive compensation in connection with their services as Directors.

     The compensation packages of the executive Directors and other senior executives of the Companies are determined by the Remuneration Committees. The total fees for all of the Directors of each of the Boards, in their capacity as Directors (therefore excluding any remuneration payable to executive Directors for their services pursuant to any service agreement entered into with the Companies or their subsidiaries), may not exceed L500,000 per annum in respect of both the NYNEX CableComms UK Board and NYNEX CableComms US Board unless the relevant shareholders, by a majority vote of such shareholders, authorize a greater amount. Directors may be paid their reasonable expenses incurred in attending meetings of the Boards (or Committees thereof) and of the shareholders.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Remuneration Committees are responsible for reviewing, monitoring and approving all compensation decisions affecting the Companies' Executive Officers. The Remuneration Committees endeavor to have the entire remuneration paid to Executive Officers be consistent with the Companies' interest in providing market competitive compensation opportunities, reflective of its pay-for-performance philosophy, and supportive of its short term and long term business mission. The Remuneration Committees will continue to actively monitor the effectiveness of the Companies' Executive Officer compensation plans and assess the appropriateness of executive pay levels to assure prudent use of the Companies' resources. For the year ending December 31, 1996, the Remuneration Committees were comprised of Sir Michael Checkland (Chairman), Robert T. Anderson, Richard W. Blackburn, Sir Bryan Carsberg and John L. Rennocks.

     No member of the Remuneration Committees was an officer or employee of the Companies during the year ended December 31, 1996, or at any prior time. In addition, there are no transactions, relationships or indebtedness for which disclosure is required under the rules of the SEC with respect to any member of the Remuneration Committees.

DESCRIPTION OF EXECUTIVE OFFICER COMPENSATION POLICIES AND EMPLOYEE CONTRACTS

     Details of the compensation packages for Executive directors are given below. Information on the individual positions of the executive Directors and each non-executive Director is also included. Copies of executive Directors' and non-executive Directors' employment contracts and agreements, together with documentation supporting the various plans, are available for inspection by shareholders at the Companies' registered office.

SALARY AND BENEFITS

     Basic salary levels and the provision of benefits which include car, death, disability, housing, enhanced pension and medical benefits are reviewed by the Remuneration Committees each year. In conducting the annual review, the Remuneration Committees may take the advice of independent consultants and undertake external surveys. Increases in salaries and benefits reflect the performance of the Companies and, separately, of the individual Executive directors.

ANNUAL AND LONGER-TERM INCENTIVE PLANS

a)  Target Setting

     Financial targets are agreed annually by the Boards through a systematic planning and budgeting review process. These targets are reviewed by the Remuneration Committees to ensure they are appropriate for use as yardsticks in judging performance of the Companies and the individual.

b)  Annual Bonus

     Each Executive director of the Companies is eligible to be considered to receive an annual bonus which is determined by the Remuneration Committees, depending on performance against company and personal objectives.

SHARE OPTION AND RELATED SCHEMES

     Mr. Mearing-Smith is eligible to participate in the Employee Share Option Plan and the SAYE Plan. He did not, however, participate in the grants under the Employee Share Option Plan which took place after completion of the initial public offering (and has not participated in the SAYE plan).

RETIREMENT BENEFITS

     Mr. Killian is a member of the NYNEX Management Pension Plan. Benefits for management employees under this plan are based on a modified career average pay. Contributions are made, to the extent of permissible deductions under the provisions of the US Internal Revenue Code, to an irrevocable trust for the sole benefit of pension plan participants. Mr. Mearing-Smith is entitled to have an annual pension contribution from NYNEX CableComms Limited, equivalent to 13.5% of basic salary, paid to a personal pension arrangement nominated by him.

EXECUTIVE DIRECTORS' SERVICE AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

     Each of the Executive directors have entered into agreements with the Companies and with NYNEX CableComms Limited under which the Executive directors are employed by NYNEX CableComms Limited, such agreements are continuing unless and until terminated on three months' notice by either party.

     Pursuant to their employment agreements, Messrs. Killian and Mearing-Smith were awarded a right in 1995 (an "Allocation Right") to acquire Units (68,710 and 91,613, respectively, having an aggregate value of $150,000 and $200,000, respectively), for no payment on the vesting date. In addition Messrs. Killian and Mearing-Smith were awarded on January 2, 1996 a further Allocation Right to acquire Units (122,982 and 56,936, respectively, having an aggregate value of $216,000 and $100,000, respectively), for no payment on the vesting date. As NYNEX CableComms Limited is not in a position to procure the grant of Units, NYNEX CableComms UK and NYNEX CableComms US are joined as parties to the employment agreements.

     The Allocation Right and further Allocation Right vested on December 31, 1996. The Units were issued in January 1997.

     Prior to joining NYNEX CableComms Limited, Mr. Killian was employed by various companies within NYNEX. Under the terms of an Assignment Letter, he is employed by NYNEX WSG, an indirect, wholly-owned subsidiary of NYNEX, for the purpose only of ensuring that he retains certain benefits under the NYNEX benefit plans. Mr. Killian's compensation is paid to him by NYNEX WSG and NYNEX CableComms Limited has agreed, pursuant to a Secondment Agreement, to reimburse NYNEX WSG in respect of the full cost including the costs of bonuses, foreign service premium and benefits of paying Mr. Killian. Both Mr. Killian and NYNEX WSG have agreed that he should perform duties solely for

NYNEX CableComms Limited or any of its associated companies during the term of the Secondment Agreement (in addition to his services as a Director of each of the Companies).

     Effective October 1, 1996, the Assignment Letter was amended to permit Mr. Killian to participate in the NYNEX 1987 Restricted Stock Award Plan. Mr. Killian was awarded 3,589 restricted shares of common stock of NYNEX at the time, plus the right to dividends reinvested in restricted stock (the "Retention Award").

     The Retention Award shall be forfeited to NYNEX if Mr. Killian voluntary separates from NYNEX without the consent of the Chairman and Chief Executive Officer of NYNEX or if Mr. Killian is terminated by NYNEX for cause. If Mr. Killian were to transfer between NYNEX affiliates, such transfer would not be treated as a termination of employment and the Retention Award would remain as currently in place. The Retention Award will not be forfeited, however, if Mr. Killian voluntary separates from service with NYNEX with the consent of the Chairman and Chief Executive Officer of NYNEX, if the Companies cease to be affiliates of NYNEX for any reason, or if he is terminated without cause or dies or becomes disabled. Notwithstanding Mr. Killian's entitlement to keep the Retention Award, the Retention Award is not transferable at any time prior to his death or disability.

     If Mr. Killian were to have met the requirements discussed above for a Retention Award, his Retention Award, calculated as of December 31, 1996, would have been 3,635 restricted shares of common stock of NYNEX.

     NYNEX maintains the NYNEX Executive Severance Pay Plan and pursuant thereto enters into Executive Retention Agreements with certain officers of NYNEX and its subsidiaries. The purpose of the Severance Pay Plan and the Executive Retention Agreements is to enable NYNEX and its subsidiaries to remain competitive in attracting and retaining the best executive talent. The Executive Retention Agreements provide certain senior employees with certain benefits upon termination of employment under specified conditions.

     Effective October 1, 1996, Mr. Killian, NYNEX CableComms Limited and the Companies amended his Service Agreement to provide him with a severance amount (the "Severance Amount") which is substantially equivalent to the amount to which he would have been entitled had he entered into an Executive Retention Agreement pursuant to the NYNEX Executive Severance Pay Plan.

     Mr. Killian's Severance Amount, which is payable as discussed in the next paragraph, would equal the sum of (i) the monetary value, calculated as of the date of termination, of his Retention Award (defined above) and (ii) $225,000 (which represents one year's salary) plus interest accrued based upon the earnings of the Global Balanced Fund investment option of the NYNEX Savings Plan for Salaried Employees (and in no event less than $225,000).

     Mr. Killian's Severance Amount is payable if (i) he voluntary separates from employment with NYNEX CableComms Limited with the consent of the Remuneration Committees, (ii) NYNEX CableComms Limited terminates his employment upon three months' notice in accordance with his Service Agreement, or (iii) he dies or becomes disabled. The Severance Amount is not payable if (i) he voluntary separates from employment with NYNEX CableComms Limited without the consent of the Remuneration Committees, (ii) NYNEX CableComms Limited terminates his employment without notice for cause or (iii) within sixty days after leaving the employment of NYNEX CableComms Limited, he is employed or offered employment by NYNEX, the Companies, any of their respective 100% or majority-owned subsidiaries or partnerships, any successor to any of the aforementioned, or any acquirer of NYNEX CableComms Limited or any of its affiliates. The Severance Payment may be reduced to the extent the payment would be subject to an excise tax, as an "excess parachute payment", under Section 4999 of the US Internal Revenue Code.

     If Mr. Killian were to have met the requirements discussed above for a Severance Amount, his Severance Amount, calculated as of December 31, 1996, would have been $420,336 in cash.

NYNEX CABLECOMMS ARRANGEMENTS

     In the light of the transactions contemplated by the Transaction Agreement, the Companies have entered into agreements with certain employees of the Companies, including each of the Executive directors of the Companies. The agreements provide for the payment by the Companies of a loyalty bonus (the "Loyalty Bonus") upon successful completion of the transactions or upon confirmation that the transactions will not proceed; provided that such payee is an employee of NYNEX CableComms or a successor company on such date. The Loyalty Bonus is within the discretion of the President and Chief Executive Officer who, in consultation with the Chairman, will make a recommendation, subject to review by the Remuneration Committees, based on the employee's performance and contribution to the Companies.

     In addition, the agreements provide for payment by the Companies of a severance payment (the "Severance Payment") in the event of a dismissal of the employee by reason of redundancy (within the meaning of UK employment law) as a result of completion of the transactions. The Severance Payment is not available to secondees of NYNEX, including Messrs Repp, Schieck and Hatch.

     For Executive directors, the agreements provide for a Loyalty Bonus of up to 60% of base salary and a Severance Payment of twelve months compensation, including three months in lieu of notice pay and nine months basic pay. As a Director of the Companies, Mr. Mearing-Smith's eligibility to receive the Loyalty Bonus and the Severance Payment was subject to clearance by the Panel on Takeovers and Mergers, which clearance has been obtained.

     Based on their current levels of compensation, the maximum Loyalty Bonuses for Messrs. Repp, Mearing-Smith, Schieck and Hatch under the agreements described above would be $95,160, $138,696, $77,940 and $78,240, respectively, and the Severance Payment for Mr. Mearing-Smith under the agreements described above would be $251,432.

Other Benefits

     Mr. Killian entered into an agreement with NYNEX, effective June 14, 1995, which provides that he will retain certain benefits under NYNEX's employee pensions and other benefit plans relating to his respective prior service with NYNEX.

     Executive directors and most other senior employees receive a car or car allowance and health benefits provided by the Companies. During 1996 Mr. Killian also received benefits under miscellaneous NYNEX Group benefit plans.

SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation awarded to, earned by or paid to the Chief Executive Officer of the Companies and each of the four other most highly compensated Executive Officers. Except as noted below, all such compensation for 1996 was paid by NYNEX CableComms Limited, which provides substantially all of the management, operations and other business functions.

                                               ANNUAL COMPENSATION               LONG TERM COMPENSATION
                                         --------------------------------   ---------------------------------
                                                                OTHER       RESTRICTED   SECURITIES                 ALL
                                                                ANNUAL        STOCK      UNDERLYING    LTIP        OTHER
                                         SALARY     BONUS    COMPENSATION     AWARDS      OPTIONS     PAYOUTS   COMPENSATION
  NAME AND PRINCIPAL POSITION     YEAR     ($)       ($)         ($)           ($)          ($)         ($)         ($)
--------------------------------  ----   -------   -------   ------------   ----------   ----------   -------   ------------
JOHN F. KILLIAN(1)
  President and Chief Executive
  Officer.......................  1996   225,000   243,400      157,604(2)    216,000(3)      -0-     28,507 (4)    372,599(5)
                                  1995   179,398    68,160      223,389(6)    150,000(7)      -0-     24,456 (4)     34,661(8)
PAUL H. REPP(9)
  Executive director, Chief
    Legal
  and Regulatory Officer and
  Company Secretary.............  1996   152,600    58,600      255,493(10)       -0-       7,690        -0-        62,708(11)
                                  1995   146,600    53,800      214,234(12)       -0-         -0-        -0-        28,740(13)
NICHOLAS MEARING-SMITH(14)
  Chief Financial Officer.......  1996   231,161    67,800        3,082(15)   100,000(3)      -0-        -0-        31,771(16)
                                  1995   183,324    60,644        9,742(17)   200,000(7)      -0-        -0-     1,298,769(18)
MICHAEL T. SCHIECK(19)
  Executive director, Customer
  Operations Support............  1996   121,567    47,500      190,468(20)       -0-       1,120        -0-        52,492(21)
                                  1995   115,175    34,600      175,692(22)       -0-         -0-        -0-        22,911(23)
EDWARD L. HATCH(24)
  Executive director, Merger
  Planning......................  1996   118,633    48,700      176,821(25)       -0-       1,120        -0-        51,442(26)
                                  1995   113,000    37,600      157,263(27)       -0-         -0-        -0-        23,141(28)

---------------

(1) Mr. Killian was a secondee to the Companies from an affiliate of NYNEX and consequently received his compensation from such affiliate, which was reimbursed by NYNEX CableComms Limited.

(2) Mr. Killian's "Other Annual Compensation" for 1996 consists of $95,969 in respect of housing expenses, $11,790 in respect of automobile expenses, $6,678 in respect of travel expenses, $37,935 in respect of school fees, $1,979 in respect of accountancy fees and consultancy, $600 in telephone allowances and $2,653 in dividend equivalents paid pursuant to the Senior Management Long Term Incentive Plan of NYNEX.

(3) In 1996, Messrs. Killian and Mearing-Smith were awarded the right to acquire for no payment on the vesting date 122,982 and 56,936 NYNEX CableComms Units, respectively, with a value of $216,000 and $100,000, respectively, from NYNEX CableComms, pursuant to their employment contracts. These rights vested on December 31, 1996.

(4) Mr. Killian's LTIP payouts were received under NYNEX's Senior Management and Executive Long Term Incentive Plans.

(5) Mr. Killian's "All Other Compensation" for 1996 consists of $254,090 in respect of special foreign service payment, $67,965 in respect of foreign service premiums and other expatriate compensation; contributions by NYNEX to the NYNEX tax qualified savings plan, the NYNEX non-qualified savings plan and the NYNEX Executive Retirement Account of $6,503, $5,672 and $35,450, respectively; and the amount of the dollar benefit for 1996 projected on an actuarial basis which represents the excess of the amount needed to fund the death benefit under the split-dollar life insurance policy of $2,919.

(6) Mr. Killian's "Other Annual Compensation" for 1995 consists of $114,675 in respect of additional income taxes resulting from his secondment to the Companies, $59,734 in respect of housing expenses, $7,948 in respect of automobile expenses, $5,489 in respect of travel expenses and $31,539 in respect of school fees and $4,004 in dividend equivalents paid pursuant to the Senior Management Long Term Incentive Plan of NYNEX.

(7) In 1995, Messrs. Killian and Mearing-Smith were awarded the right to acquire for no payment on the vesting date 68,710 and 91,613 NYNEX CableComms Units, respectively with a value of $150,000 and $200,000, respectively, following the successful completion of the Combined Offering, pursuant to their employment contracts. These rights vested on December 31, 1996.

(8) Mr. Killian's "All Other Compensation" for 1995 consists of $22,294 in respect of foreign service premiums and other expatriate compensation; contributions by NYNEX to the NYNEX tax qualified saving plan and NYNEX non-qualified savings plan of $6,355 and $3,920, respectively; and the amount of the dollar benefit for 1995 projected on an actuarial basis which represents the excess of the amount needed to fund the death benefit under the split-dollar life insurance policy of $2,092.

(9) Mr. Repp was a secondee to the Companies from an affiliate of NYNEX and consequently received his compensation from such affiliate, which was reimbursed by NYNEX CableComms Limited.

(10) Mr. Repp's "Other Annual Compensation" for 1996 consists of $163,904 in respect of additional income taxes resulting from his secondment to the Companies, $69,368 in respect of housing expenses, $9,294 in respect of automobile expenses, $3,101 in respect of travel expenses, $8,726 in respect of school fees, $500 in respect of accountancy fees and $600 in telephone allowances.

(11) Mr. Repp's "All Other Compensation" for 1996 consists of $56,135 in respect of Mr. Repp's foreign service premiums and other expatriate compensation and $6,573 in contributions by NYNEX to the NYNEX tax qualified savings plan.

(12) Mr. Repp's "Other Annual Compensation" for 1995 consists of $142,268 in respect of additional income taxes resulting from his secondment to the Companies, $62,949 in respect of housing expenses, $8,938 in respect of automobile expenses and $79 in respect of other miscellaneous benefits.

(13) Mr. Repp's "All Other Compensation" for 1995 consists of $21,990 in respect of Mr. Repp's foreign service premiums and other expatriate compensation and $6,750 in contributions by NYNEX to the NYNEX tax qualified savings plan.

(14) Payments to Mr Mearing-Smith were made in pounds sterling, but are presented in this table in US dollars based on an exchange rate of $1.7123 to L1.00, the Noon Buying Rate on December 31, 1996.

(15) Mr. Mearing-Smith's "Other Annual Compensation" for 1996 consists of $3,082 in respect of automobile expenses.

(16) Mr. Mearing-Smith's "All Other Compensation" for 1996 consists of $31,207 in respect of pension benefits and $565 in respect of insurance benefit premiums.

(17) Mr. Mearing-Smith's "Other Annual Compensation" for 1995 consists of $9,742 in respect of automobile expenses.

(18) Mr. Mearing-Smith's "All Other Compensation" for 1995 consists of $24,747 in respect of pension benefits, $716 in respect of insurance benefit premiums and $683,540 in cash and approximately $589,766 in Units issued to Mr. Mearing-Smith, under an agreement with respect to the acquisition from him of interests in certain franchises.

(19) Mr. Schieck was a secondee to the Companies from an affiliate of NYNEX and consequently received his compensation from such affiliate, which was reimbursed by NYNEX CableComms Limited.

(20) Mr. Schieck's "Other Annual Compensation" for 1996 consists of $106,790 in respect of additional income taxes resulting from his secondment to the Companies, $64,826 of housing expenses, $9,875 in respect of travel expenses, $8,297 in respect of automobile expenses, $500 in respect of accountancy fees and $180 telephone allowance.

(21) Mr. Schieck's "All Other Compensation" for 1996 consists of $46,319 in respect of foreign service premiums and other expatriate compensation and $6,173 in contributions by NYNEX to the NYNEX tax qualified savings plan.

(22) Mr. Schieck's "Other Annual Compensation" for 1995 consists of $99,622 in respect of additional income taxes resulting from his secondment to the Companies, $60,750 of housing expenses, $7,299 in respect of travel expenses, $8,021 in respect of automobile expenses.

(23) Mr. Schieck's "All Other Compensation" for 1995 consists of $17,276 in respect of foreign service premiums and other expatriate compensation and $5,635 in contributions by NYNEX to the NYNEX tax qualified savings plan.

(24) Mr. Hatch was a secondee to the Companies from an affiliate of NYNEX and consequently received his compensation from such affiliate, which was reimbursed by NYNEX CableComms Limited.

(25) Mr. Hatch's "Other Annual Compensation" for 1996 consists of $89,367 in respect of additional income taxes resulting from his secondment to the Companies, $74,056 of housing expenses, $8,297 in respect of automobile expenses, $4,001 in respect of travel expenses, $500 in respect of accountancy fees and $600 telephone allowance.

(26) Mr. Hatch's "All Other Compensation" for 1996 consists of $45,106 in respect of foreign service premiums and other expatriate compensation and $6,336 in contributions by NYNEX to the NYNEX Tax Qualified Savings Plan.

(27) Mr. Hatch's "Other Annual Compensation" for 1995 consists of $86,236 in respect of additional income taxes resulting from his secondment to the Companies, $58,431 of housing expenses, $8,021 in respect of automobile expenses, $4,575 in respect of travel expenses.

(28) Mr. Hatch's "All Other Compensation" for 1995 consists of $16,950 in respect of foreign service premiums and other expatriate compensation and $6,191 in contributions by NYNEX to the NYNEX Tax Qualified Savings Plan.

OPTION GRANTS IN FISCAL YEAR 1996

     The following table contains information concerning the grant of options on shares of Common Stock of NYNEX under the NYNEX 1995 Stock Option Plan and NYNEX 1992 Management Stock Option Plan to the named Executive Officer during 1996.

                                    NUMBER OF
                                   SECURITIES         % OF TOTAL                                    GRANT DATE
                                   UNDERLYING       OPTIONS GRANTED    EXERCISE OR                   PRESENT
                                 OPTIONS GRANTED     TO EMPLOYEES      BASE PRICE     EXPIRATION      VALUE
      NAME OF INDIVIDUAL             (#)(1)             IN 1996        ($/SHARE)(2)    DATE(3)      ($)(3)(4)
------------------------------   ---------------    ---------------    -----------    ----------    ----------
John F. Killian...............            0                  0                0               0            0
Paul H. Repp..................        7,690               0.21            50.69         1/11/06       43,600
Edward L. Hatch*..............        1,120               0.01            50.69         1/11/06        8,254
Michael T. Schieck*...........        1,120               0.01            50.69         1/11/06        8,254

---------------

* NYNEX 1992 Management Stock Option Plan.

(1) The date of grant for options subject to this footnote is January 11, 1996.

(2) The exercise price of the options is equal to the fair market value of shares of Common Stock of NYNEX on the date of grant of the options. The exercise price may be paid in cash or by tendering already owned shares of Common Stock of NYNEX with a fair market value on the date of exercise equal to the exercise price. For exercises where shares of Common Stock of NYNEX have been tendered in payment of the exercise price, a new grant of options will be made equal to the number of shares tendered. A grant made under these circumstances will have an exercise price equal to the fair market value on the date of such exercise and grant.

(3) Options expire ten years from date of grant or, in case of retirement, on the fifth anniversary date of cessation of employment. Options become one-third exercisable one year after the date of grant, two-thirds exercisable two years after the date of grant, and fully exercisable three years after the date of grant. To the extent not already exercisable, the options become fully exercisable in the event of a "change of control", as defined in the NYNEX 1996 Stock Option Plan.

(4) As permitted by SEC rules, the Black-Scholes method of option valuation has been used to determine grant date present value. The assumptions used in the Black-Scholes option valuation calculation are: estimated future annual stock price volatility of 0.153; risk-free rate of return of 5.96%; and estimated future dividend yield of 4.66%. NYNEX does not advocate or necessarily agree that the Black-Scholes method or any other method permitted by the SEC can properly determine the valued of an option. However, no gain to the optionees is possible without an increase in the stock price. Thus a zero increase or decrease in stock price, compared to the exercise price, will not produce any gain for the optionee.

AGGREGATED OPTION EXERCISE IN FISCAL YEAR 1996 AND 1996 FY-END OPTION VALUES

     The following table shows information with respect to the named Executive Officer concerning the exercise of options to purchase shares of Common Stock of NYNEX during 1996 and unexercised stock options held as of the end of 1996.

                                                               NUMBER OF SECURITIES
                                                              UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                              OPTIONS AT 1996 FISCAL        IN-THE-MONEY OPTIONS AT
                                                                     YEAR-END             1996 FISCAL YEAR-END($)(1)
                           SHARES ACQUIRED      VALUE       ---------------------------   ---------------------------
   NAME OF INDIVIDUAL        BY EXERCISE     REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
-------------------------  ---------------   ------------   -----------   -------------   -----------   -------------
John F. Killian..........        2,566          34,704         10,845          1,285         72,445         11,488
Edward L. Hatch..........            0               0          1,120          1,120         13,300              0
Paul H. Repp.............            0               0            280          7,690          2,870              0
Michael T. Schieck.......            0               0            280          1,120          2,870              0

---------------

(1) Amounts reflect potential gains on outstanding options based upon the December 31, 1996 average stock price of $48.82.

NYNEX MANAGEMENT PENSION PLAN

     NYNEX maintains the NYNEX Management Pension Plan, a non-contributory pension plan which covers all management employees, including Messrs. Hatch, Repp and Schieck. The normal retirement age under this plan is 65; however, retirement before age 65 can be elected under certain conditions.

     The following table sets forth the highest estimated annual retirement benefits payable to persons in the specified compensation and years of service classifications upon retirement at normal retirement age under the NYNEX Management Pension Plan:

                               PENSION PLAN TABLE

                                                              YEARS OF SERVICE
                                           -------------------------------------------------------
             REMUNERATION                    15          20          25          30          35
---------------------------------------    -------     -------     -------     -------     -------
  $200,000.............................    $36,000     $48,000     $60,000     $72,000     $84,000
   300,000.............................     36,000      48,000      60,000      72,000      84,000
   400,000.............................     36,000      48,000      60,000      72,000      84,000
   500,000.............................     36,000      48,000      60,000      72,000      84,000
   600,000.............................     36,000      48,000      60,000      72,000      84,000
   700,000.............................     36,000      48,000      60,000      72,000      84,000
   800,000.............................     36,000      48,000      60,000      72,000      84,000

---------------

Note: Benefits shown in this table may be further limited under the US Internal Revenue Code.

     Under the NYNEX Management Pension Plan, annual pensions are computed on a straight-life annuity basis and are not reduced for Social Security or other offset amounts except in cases where a joint or survivor annuity is selected. Participants receive a pension based on an adjusted career income times 1.6%. The adjusted career income is the average annual compensation from January 1, 1986 to December 31, 1990 times net credited service through December 31, 1990; plus actual compensation from January 1, 1991 until last day of service.

     The US Internal Revenue Code limits the benefits which may be paid from a tax-qualified retirement plan. As permitted by the Employee Retirement Income Security Act of 1974, NYNEX has a non-qualified pension plan to provide for the full payment of the pension when the pension amounts exceed tax-qualified limits. The pension amounts that exceed tax-qualified limits will be accounted for by NYNEX as operating expense.

     The compensation covered by the NYNEX Management Pension Plan includes compensation that would fall under the categories of "Salary" and "Bonus" in the Summary Compensation Table shown above. The years of service of Messrs. Hatch, Repp and Schieck are 27, 14 and 30, respectively. If Messrs. Hatch, Repp and Schieck continue in their present positions and retire at the normal retirement age of 65, the estimated annual pension amounts payable under the NYNEX Management Pension Plan would be $76,515, $102,446 and $89,364, respectively.

     Mr. Killian will receive a benefit under the NYNEX Management Pension Plan described above except that Mr. Killian will not be eligible to receive any benefits on average compensation over $150,000. Mr. Killian is not eligible for the non qualified pension plan described above which provides for pension amounts exceeding US Internal Revenue Code tax-qualified limits.

     Mr. Killian will receive a pension based upon average compensation up to $150,000 multiplied by 1.6%. Average compensation is determined as five-year average base pay for the period January 1, 1986 to December 31, 1990, times years of service on December 31, 1990, plus all future base pay.

     In 1995, NYNEX terminated its supplemental executive defined benefit non-qualified pension plan and replaced it with a defined contribution plan which applies to Mr. Killian only (among the Executive Officers named in the Summary Compensation Table). The annual company contribution to the defined contribution plan is determined as 25% of base salary that exceeds $150,000, plus 25% of bonus. This amount is included in the "All Other Compensation" column of the Summary Compensation Table.

     The compensation covered by the NYNEX Management Pension Plan includes compensation that would fall under the category of "Salary" in the Summary Compensation Table. Mr. Killian has 17 years of service. If Mr. Killian continues in the employment of NYNEX at his present level of compensation and retires at the normal retirement age of 65, his estimated annual pension amount payable under the NYNEX Management Pension Plan would be $98,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

     The following table sets forth, as of January 31, 1997, certain information regarding the beneficial ownership (within the meaning of Rule 13d-3(d) (1) under the Exchange Act) of the Units by the owners of 5% or more of the Units.

                                                                        AMOUNT AND
                                                                        NATURE OF
                                                                        BENEFICIAL
        TITLE OF CLASS          NAME AND ADDRESS OF BENEFICIAL OWNER    OWNERSHIP     % OF CLASS
------------------------------ ---------------------------------------  ----------    ----------
NYNEX CableComms Units........ NYNEX Corporation                        620,000,000      67.0
                                 1095 Avenue of the Americas,
                                 New York, New York 10036, USA
NYNEX CableComms Units........ Mercury Asset Management                 65,295,000        7.1
                                 33 King William Street, EC4R 9AS

     Pursuant to the NYNEX CableComms UK Articles and the NYNEX CableComms US Certificate, NYNEX has the right to appoint a number of Directors ("NYNEX Appointees") to each of the Boards of the Companies based on the percentage voting power of, in the case of NYNEX CableComms UK, all issued NYNEX CableComms UK Ordinary Shares and, in the case of NYNEX CableComms US, all outstanding NYNEX CableComms US Shares of Common Stock, directly or indirectly controlled by NYNEX. In addition, NYNEX has the right to remove and replace the NYNEX Appointees and such NYNEX Appointees do not stand for election by the shareholders. NYNEX currently has indirect control of approximately 67% of the outstanding NYNEX CableComms Units (comprising equal percentages of the issued NYNEX CableComms UK Ordinary Shares and NYNEX CableComms US Shares of Common Stock) and therefore, in accordance with the NYNEX CableComms UK Articles and the NYNEX CableComms US Certificate NYNEX is currently entitled to appoint four of the nine current Directors of each of the Boards. Control over the appointment of Directors in effect gives NYNEX, through the vote of such Directors, a veto power with respect to any actions by the Boards that require the approval of a two-thirds vote of the Directors. This two-thirds vote requirement applies to certain important acts of the Boards, such as the acquisition or disposal of any business outside the ordinary course of business, the approval of the annual budget, the approval of borrowings above L10 million, the appointment of any new Director (other than NYNEX Appointees) and the appointment and removal of certain Executive directors.

     NYNEX has the right to vote with the other shareholders in the election of Directors for each of the remaining seats on each Board. Because NYNEX owns a majority of the outstanding NYNEX CableComms Units, NYNEX has sufficient voting power to elect Directors to all of the remaining seats. However, the London Stock Exchange requires, and the constitutional documents of the Companies provide, that at all times a majority of the Directors must be independent of NYNEX ("Independent Directors"). In a relationship agreement with the Companies (the "NYNEX Relationship Agreement"), NYNEX has, among other things, confirmed its intention to vote the NYNEX CableComms UK Ordinary Shares and the NYNEX CableComms US Shares of Common Stock beneficially owned by it in a manner to ensure, so far as it is able by the exercise of such voting rights, that a majority of each Board is composed of Independent Directors for London Stock Exchange purposes.

     Currently the Boards of the Companies consist of four NYNEX Appointees and five Independent Directors.

     Shareholdings of the Companies' Directors and Executive directors can be found below.

(b) Security Ownership of Management

     Certain members of senior management of the Companies have the title "Executive director" which under UK practice, is generally equivalent to that of an executive officer under US practice and does not connote a position on the Boards of Directors.

THE COMPANIES

     The following table sets forth, as of January 31, 1997, beneficial ownership (as defined in Rule 13d-3(d)(1) under the Exchange Act) of the NYNEX CableComms Units by each Director, named Executive director and all Directors and Executive directors (as a group), including NYNEX CableComms Units which they had the right within 60 days to acquire pursuant to the exercise of options to purchase NYNEX CableComms Units.

                                                                         AMOUNT AND
                                                                         NATURE OF
                                                                         BENEFICIAL
 TITLE OF CLASS                NAME OF BENEFICIAL OWNER                  OWNERSHIP      PERCENT(1)
---------------- ----------------------------------------------------    ----------     ----------
NYNEX CableComms
Units........... Robert Anderson -- Director                                   -0-          -0-
                 Richard Blackburn -- Director                                 -0-          -0-
                 Jeffrey Bowden -- Director                                    -0-          -0-
                 Sir Bryan Carsberg -- Director                                -0-          -0-
                 Sir Michael Checkland -- Director                             -0-          -0-
                 John Killian -- President and Chief Executive             191,692            *
                   Officer, Director
                 Nicholas Mearing-Smith -- Chief Financial                 418,955            *
                   Officer(2), Director
                 Mel Meskin -- Director                                        -0-          -0-
                 John Rennocks -- Director                                     -0-          -0-
                 Edward Hatch -- Executive director -- Merger                  -0-          -0-
                   Planning
                 Paul Repp -- Chief Legal and Regulatory Officer and           -0-          -0-
                   Company Secretary
                 Michael Schieck -- Executive director -- Customer             -0-          -0-
                   Operations Support
                 All Directors and Executive directors (as a group)        610,647            *

---------------

(1) An interest of less than 1% is represented by an asterisk.

(2) Mr. Mearing-Smith delegated his duties as Chief Financial Officer of the Companies effective January 30, 1997, but remains as a Director.

NYNEX

     The following table sets forth as of January 31, 1997, for each Director, each named Executive director and all Directors and Executive directors (as a group), their beneficial ownership (as defined in Rule 13d-3(d)(1) under the Exchange Act) shares of Common Stock of NYNEX including shares of Common Stock of NYNEX which they had the right within 60 days to acquire pursuant to the exercise of options granted by NYNEX, plus the number of shares of Common Stock of NYNEX held on January 31, 1997 by the trustee of the NYNEX Corporation Savings Plan for Salaried Employees ("Savings Plan") for their accounts.

                                                                        AMOUNT AND
                                                                         NATURE OF
                                                                        BENEFICIAL        PERCENT OF
 TITLE OF CLASS                NAME OF BENEFICIAL OWNER               OWNERSHIP(1)(2)      CLASS(3)
----------------  --------------------------------------------------  ---------------     ----------
Common Stock....  Robert Anderson -- Director                              52,365            *
                  Richard Blackburn -- Director                            74,887            *
                  Jeffrey Bowden -- Director                               84,078            *
                  Sir Bryan Carsberg -- Director                              -0-             -0-
                  Sir Michael Checkland -- Director                           -0-             -0-
                  John Killian -- President and Chief Executive            18,745            *
                    Officers, Director
                  Nicholas Mearing-Smith -- Chief Financial                   -0-             -0-
                    Officer(4), Director
                  Mel Meskin -- Director                                   70,593            *
                  John Rennocks -- Director                                   -0-             -0-
                  Edward Hatch -- Executive director -- Merger              2,911
                    Planning
                  Paul Repp -- Chief Legal and Regulatory Officer           4,139            *
                    and Company Secretary
                  Michael Schieck -- Executive director -- Customer         1,615            *
                    Operations Support
                  All Directors and Executive directors (as a group)      314,020            *

---------------

(1) The number of shares held in the Savings Plan included in the numbers shown above are as follows: Richard Blackburn, 12,348; John Killian, 2,848; Robert Anderson, 1,178; Jeffrey Bowden, 323; Mel Meskin, 1,192; Paul Repp, 1,205; Michael Schieck, 735 and Edward Hatch, 975. The number of shares of restricted stock granted under the NYNEX 1987 Restricted Stock Award Plan included in the numbers shown above are as follows: Richard Blackburn, 6,571; John Killian, 3,635; Robert Anderson, 3,895; Jeffrey Bowden, 5,866 and Mel Meskin, 5,624. (These shares include dividends that have been reinvested in additional restricted shares.)

(2) The numbers of shares which the named persons had the right within 60 days to acquire beneficial ownership pursuant to the exercise of options granted by NYNEX included in the numbers shown above are as follows: Richard Blackburn, 47,118; John Killian, 9,597; Robert Anderson, 43,991; Jeffrey Bowden, 66,157; Mel Meskin, 59,338; Paul Repp, 2,844; Michael Schieck, 840 and Edward Hatch, 1,680. In addition, at the time of the completion of the proposed merger of NYNEX and Bell Atlantic Corporation ("Bell Atlantic") (see "Changes in Control" below), while not exercisable within 60 days, stock options for the following number of shares will become exercisable for the following persons and for all Executive directors as a group: Richard Blackburn, 113,519; Robert Anderson, 52,784; Jeffrey Bowden, 115,576; Mel Meskin, 63,906; Paul Repp, 12,641; Michael Schieck, 560; Edward Hatch, 560 and all Executive directors as a group, 360,906.

(3) An interest of less than 1% is represented by an asterisk.

(4) Mr. Mearing-Smith delegated his duties as Chief Financial Officer of the Companies effective January 30, 1997, but remains as a Director.

(c) Changes in Control

     As announced on October 22, 1996, Cable and Wireless plc, Bell Canada International Inc. and NYNEX have entered into the Transaction Agreement pursuant to which, subject to the satisfaction of certain conditions precedent, the parties have agreed to combine Mercury, BCM (as enlarged by the acquisition of Videotron Holdings Plc) and NYNEX CableComms under a new holding company, CWC. Pursuant to the Transaction Agreement, CWC has offered to purchase NYNEX CableComms UK Ordinary Shares and NYNEX CableComms US Shares of Common Stock (represented by NYNEX CableComms Units and

NYNEX CableComms ADSs) in exchange for ordinary shares of CWC ("the NYNEX CableComms Offers").

     If the transactions contemplated by the Transaction Agreement are consummated, among other things, (i) NYNEX will exchange all of its NYNEX CableComms Units, and its indirect interests in the Operating Companies, for ordinary shares of CWC; (ii) NYNEX CableComms will become part of the combined CWC group and thus will be an affiliate of Mercury, which is currently a competitor of NYNEX CableComms primarily in the business telecommunications market; and (iii) the entities identified as the North limited partner and the South limited partner in the diagram under "Organization" in Item 1 above will become indirect wholly-owned subsidiaries of CWC, thereby providing CWC with indirect interests in the Operating Companies held other than through NYNEX CableComms. For a more complete discussion of the Transaction Agreement, see "Business -- Introduction" in Item 1 above.

     Options under NYNEX CableComms' Employee Share Option Plan are exercisable within a limited period in the event of a take-over of NYNEX CableComms UK or NYNEX CableComms US and will in certain circumstances lapse if not so exercised, but may, with the agreement of the acquiring company, be exchanged for options over the acquiring company's shares. The holders of options will, upon the NYNEX CableComms Offers becoming unconditional, be entitled to exercise their options and deal with their NYNEX CableComms Units pursuant to the NYNEX Cablecomms Offers on the same basis as other holders of NYNEX CableComms Units.

     NYNEX has entered into an Amended and Restated Agreement and Plan of Merger dated as of April 21, 1996, as amended as of July 2, 1996, with Bell Atlantic, pursuant to which a wholly-owned subsidiary of Bell Atlantic will merge with and into NYNEX and NYNEX will become a wholly-owned subsidiary of Bell Atlantic. In the merger, each shareholder of NYNEX will receive 0.768 shares of Bell Atlantic common stock in exchange for one share of NYNEX Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective on June 14 1995, the Companies and NYNEX CableComms Limited, an indirect wholly-owned subsidiary of the Companies which provides substantially all the management, operations and other business functions for the Companies, entered into a trademark agreement with NYNEX under which the Companies and NYNEX CableComms Limited are required to pay L4.0 million per annum for 5 years for use of the "NYNEX" name.

     Effective on June 14, 1995, the Companies and NYNEX CableComms Limited entered into a services and technology sharing agreement with NYNEX pursuant to which NYNEX provides certain services to the Companies and NYNEX CableComms Limited. This agreement covers both the scope and method of calculation of the cost of such services. The level of charges under this agreement is intended to arrive at arm's length transaction costs. Payments to NYNEX under the services agreement totalled L5.0 million and L2.6 million for 1996 and 1995, respectively.

     The Companies and NYNEX CableComms Limited also entered into a secondment agreement dated May 15, 1995 with NYNEX which provides that NYNEX will, subject to certain conditions, second employees to the Companies and their subsidiaries upon the request of the Companies. The Companies have agreed to reimburse NYNEX for all costs NYNEX incurs in respect of any employees so seconded. Currently, 11 of the senior management of NYNEX CableComms Limited are on secondment from NYNEX, including Messrs. Hatch, Doherty, McHale, Repp, Schieck and Welsh who are Executive directors of NYNEX CableComms Limited. Mr. Repp is also a Director of NYNEX CableComms Limited. Under this agreement, NYNEX was reimbursed by the Companies in the aggregate of L1.6 million and L2.7 million for such secondees during 1996 and 1995, respectively.

     The Companies and Mr. Mearing-Smith (the Chief Financial Officer and Director of the Companies, who delegated his duties as Chief Financial Officer as of January 30, 1997) were party to an agreement which terminated Mr. Mearing-Smith's right of first refusal and right to deferred consideration with respect to his interest in certain franchises purchased by the Companies in exchange for consideration which consisted of grants of NYNEX CableComms Units and cash approximately equal in value to the deferred consideration. Under the agreement, Mr. Mearing-Smith received L440,000 in cash in 1995 and 270,406 NYNEX CableComms Units in 1996.

     Approximately 67% of the outstanding Units of the Companies is held by a wholly-owned subsidiary of NYNEX. The Companies, through various wholly-owned subsidiaries and two partnerships in which they exercise management control and hold a majority interest, control the exercise of all the voting rights in the 16 companies that hold the licenses in the Companies' franchise areas (the "Operating Companies"). Other wholly-owned subsidiaries of NYNEX have direct and indirect equity interests in lenders to the Operating Companies and indirect equity interests in the Operating Companies separate from NYNEX's interest as a shareholder of the Companies. This includes indirect equity interests in the two limited partnerships (the "North Partnership" and the "South Partnership") which own substantially all of the ordinary shares of the Operating Companies. The lenders to the Operating Companies hold (in addition to loans to the Operating Companies) limited partnership interests in the North Partnership and the South Partnership. Under the partnership agreements the limited partners generally have a 15% interest in all items of income, gain, loss deduction or credit, except in respect of initial losses and profits (being specified amounts of profits or losses calculated in accordance with US tax principles) of the relevant partnership.

     Initial losses up to a maximum cumulative amount of L200.0 million in the case of the North Partnership and L40.0 million in the case of the South Partnership will be allocated to the limited partners. After that, losses will be allocated to the Companies up to the point that their share of the cumulative losses of the relevant partnership reaches 85%. At that point any further losses will be allocated 85% to the Companies and 15% to the limited partners. Initial profits will be allocated between the Companies and the limited partners in proportion to the cumulative losses allocated to each partner until such losses have been fully offset by profits. Thereafter, all profits are to be allocated 85% to the Companies and 15% to the limited partners. Initial losses for the South Partnership reached L40.0 million in the first quarter of 1996. Initial losses for the North Partnership have not yet reached L200 million.

     For the purposes of preparing the combined financial statements, the profit or loss of the relevant partnership is allocated between the Companies and the limited partners in accordance with the profit and loss allocations set out in the relevant partnership agreement.

     The limited partners have contributed L211.7 million to the North Partnership and the South Partnership as of both December 31, 1996 and December 31, 1995. Minority interests of the limited partners in the North Partnership and South Partnership were L18.8 million and L57.8 million, respectively, at December 31, 1996 and L76.2 million and L55.9 million, respectively, at December 31, 1995.

     The North and South Partnerships are included in the Companies' US GAAP combined financial statements. The limited partners are entitled to distributions only if declared and their capital contributions in the North and South Partnerships, respectively, are reflected in the Companies' US GAAP combined financial statements under "Minority interest". The revolving loans from the limited partners to the Northern and Southern Operating Companies are reflected in the Companies' US GAAP combined financial statements under "Long-term debt".

     The Northern Operating Companies borrowed L292.9 million and L96.5 million under the revolving credit facilities from the limited partners at December 31, 1996 and 1995, respectively. The Southern Operating Companies borrowed L154.8 million and L28.9 million under the revolving credit facilities from the limited partners at December 31, 1996 and 1995, respectively. Neither the North Partnership nor the South Partnership had made any borrowings under the revolving credit facilities from the limited partners at December 31, 1996 and 1995.

     Interest and fees paid to the lenders under the revolving credit facilities for the years ended December 31, 1996 and December 31, 1995, aggregated L14.6 million and L6.5 million, respectively, for the Northern Operating Companies and L7.5 million and L8.7 million, respectively, for the Southern Operating Companies.

     The revolving loans are unsecured obligations of the Operating Companies. However, the Companies have pledged their interests in the North and South Partnerships as collateral for repayment of the Northern

Operating Companies' and Southern Operating Companies' revolving loans, respectively, and significant restrictions exist on the rights of the Operating Companies to encumber any assets or incur any additional indebtedness.

     The Companies have certain rights to purchase the equity interests held by the limited partners in the North Partnership and South Partnership. The purchase option provides for the acquisition of these equity interests at a price equal to fair market value, but in no event less than the unrecovered investment of the limited partners. Under certain circumstances, following the occurrence of certain adverse events, the failure to purchase the limited partner's interest could result in a liquidation of the North Partnership and South Partnership.

     The Operating Companies have entered into two forward sterling interest rate swaps to reduce potential exposure to interest rate risks inherent in the financing arrangements for Northern Operating Companies and Southern Operating Companies. Under the interest rate swaps, the Companies agreed to exchange with NYNEX, on a quarterly basis, the difference between fixed-rate (9.15% for the Northern financing arrangement and 7.02% for the Southern financing arrangement) and floating-rate three month Sterling LIBOR interest amounts calculated by reference to an agreed notional principal amount. The notional principal amounts of the swaps are L700.0 million and L273.7 million for swaps entered into on December 31, 1994 and December 31, 1993, respectively. The net effect of the interest rate swap is to fix the net cash outflow of the Companies to 9.15% and 7.02% of the appropriate financing arrangement. In order to correspond to the underlying financing arrangements for the Northern Operating Companies and Southern Operating Companies, the effective date of the swaps is the first payment date after the earlier of five years from commencement of the arrangements or the date all completion requirements are met, and expire by December 31, 2004 and 2003, respectively.

     In addition, the Operating Companies have entered into two agreements with NYNEX to reduce the notional amount of the interest rate swaps at the Operating Companies' option. The notional amount may be reduced at any time, and from time to time, in whole or in part, without any penalty or additional payments. The effective dates and expiration dates of these options are the same as the swap transactions. The Operating Companies paid premiums of L18.3 million and L7.0 million in respect of the Northern and Southern financing arrangements, respectively, which are being amortised over the life of the options.

     NYNEX has entered into the credit facility with NYNEX CableComms to make available up to L200 million (the "NYNEX Facility"). NYNEX CableComms may make drawings under the NYNEX Facility at any time before May 31, 1998. Amounts borrowed are to be paid in full by May 31, 1998. The rate of interest applicable to amounts drawn under the NYNEX Facility is three month sterling LIBOR plus 4%. NYNEX CableComms paid NYNEX a fee of L375,000 during 1996 for NYNEX commitment to provide the NYNEX Facility. No drawings have yet been made on the NYNEX Facility.

     NYNEX has entered into an agreement with the Companies whereby it has agreed to indemnify the Companies for certain US and UK tax liabilities of NYNEX and its affiliates (including the affiliates that were transferred to the Companies as part of a reorganization of NYNEX's cable television and telecommunications operations in the UK effected immediately prior to the initial public offering) arising from or attributable to periods prior to the completion of the initial public offering.

     Prior to June 14, 1995, NYNEX CableComms' US corporations were included in the NYNEX consolidated federal income tax return and in New York State and New York City combined income tax filings. While included in the NYNEX tax filings, NYNEX CableComms' US corporations were allocated payments in accordance with the effect their losses had on reducing the consolidated group's taxable income. As a result of the reorganization which occurred immediately prior to the completion of the NYNEX CableComms' initial public offering, the Companies and their US corporations no longer qualify to be included in the NYNEX consolidated US federal tax return or in any state or local combined tax returns. As such, any equivalent payments will no longer be made to the Companies by NYNEX for any future losses generated. For periods after June 14, 1995, NYNEX UK Holdings and its US subsidiaries will be treated as a consolidated group of corporations for US tax return purposes. However, neither NYNEX CableComms UK nor NYNEX CableComms US will be consolidated with NYNEX UK Holdings or its subsidiaries for US tax purposes. As a result, NYNEX CableComms UK and NYNEX CableComms US will file their own US federal tax returns separately from NYNEX UK Holdings.

     On May 15, 1995, the Companies and NYNEX entered into a registration rights agreement pursuant to which, subject to compliance with London Stock Exchange requirements and subject to certain other exceptions, NYNEX has the right, at its own expense, (i) to require the Companies to include all or any portion of the NYNEX CableComms Units beneficially owned by NYNEX or its affiliates in any registered offering by any the Companies in the United States (or in any prospectus for the offering and sale to the public in the United Kingdom) and
(ii) for ten years beginning one year after the initial public offering, to cause the Companies on up to two separate occasions to file a registration statement for an offering in the United States and to take such other action to facilitate an offering and sale in the United Kingdom.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K

(1) Combined Financial Statements

     The following combined financial statements of the Companies and their subsidiaries are attached to this Annual Report on Form 10-K following the signature page:

                                                                              PAGE
                                                                              -----
          Report of management..............................................    F-2
          Report of independent accountants.................................    F-3
          Combined statement of operations..................................    F-4
          Combined balance sheets...........................................    F-5
          Combined statements of changes in stockholders' equity............    F-6
          Combined statements of cash flows.................................    F-7
          Notes to combined financial statements............................    F-8

(2) Combined Financial Statement Schedules

     Combined financial statement schedules have been omitted because the required information is contained in the combined financial statements and notes thereto or because such schedules are not required or applicable.

(3) EXHIBITS.

     Exhibits on file with the Securities and Exchange Commission (the "SEC"), as identified in parentheses below, are incorporated herein by reference as exhibits hereto.

EXHIBIT NUMBER
--------------
           2.1  --  Reorganisation Agreement, dated May 15, 1995, between NYNEX Corporation, NYNEX
                    Worldwide Services Group, Inc., NYNEX Network Systems Company, NYNEX
                    CableComms Group PLC, NYNEX CableComms Group Inc. and NYNEX UK CableComms
                    Holdings, Inc. (incorporated herein by reference to Exhibit 2.1 to the
                    Companies' Annual Report on Form 10-K for the year ended December 31, 1995).
           3.1  --  Memorandum of Association of NYNEX CableComms Group PLC (incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement
                    on Form S-1 relating to the registration of American Depository Shares, each representing ten Units, each Unit consisting of One Ordinary Share of NYNEX
                    CableComms Group PLC and one share of Common Stock of NYNEX CableComms Group
                    Inc. filed with the SEC on February 27, 1995, (File No. 33-89776) (the "Form
                    S-1 Registration Statement").
           3.2  --  Articles of Association of NYNEX CableComms Group PLC (incorporated herein by reference to Exhibit 3.2 to Amendment No. 5 to the Form S-1 Registration
                    Statement).
           3.3  --  Restated Certificate of Incorporation of NYNEX CableComms Group Inc.
                    (incorporated herein by reference to Exhibit 3.3 to Amendment No. 5 to the
                    Form S-1 Registration Statement).
           3.4  --  By-Laws of NYNEX CableComms Group Inc. as amended through May 10, 1995
                    (incorporated herein by reference to Exhibit 3.4 to Amendment No. 5 to the
                    Form S-1 Registration Statement).

EXHIBIT NUMBER
--------------
           3.5  --  Inter-Company Agreement, dated May 15, 1995, between NYNEX CableComms Group
                    PLC and NYNEX CableComms Group Inc. (incorporated herein by reference to
                    Exhibit 3.5 to the Companies' Annual Report on Form 10-K for the year ended
                    December 31, 1995).
           4.1  --  Deposit Agreement, dated as of June 8, 1995, among NYNEX CableComms Group PLC,
                    NYNEX CableComms Group Inc. and The Bank of New York, as Depository, and
                    Owners and Beneficial Owners of American Depository Receipts issued thereunder. (incorporated herein by reference to Exhibit 4.1 to the Companies'
                    Annual Report on Form 10-K for the year ended December 31, 1995).
           4.2  --  Relationship Agreement, dated May 15, 1995, among NYNEX Corporation, NYNEX
                    CableComms Group PLC and NYNEX CableComms Group Inc. (incorporated herein by reference to Exhibit 4.2 to the Companies' Annual Report on Form 10-K for the
                    year ended December 31, 1995).
           4.2(a)  -- Amendment to the Relationship Agreement, dated June 8, 1995, among NYNEX
                    Corporation, NYNEX CableComms Group PLC and NYNEX CableComms Group Inc.
                    (incorporated herein by reference to Exhibit 4.2(a) to the Companies' Annual
                    Report on Form 10-K for the year ended December 31, 1995).
           4.3  --  Registration Rights Agreement, dated as of May 15, 1995, among NYNEX
                    Corporation, NYNEX CableComms Group PLC and NYNEX CableComms Group Inc.
                    (incorporated herein by reference to Exhibit 4.3 to the Companies' Annual
                    Report on Form 10-K for the year ended December 31, 1995).
          10.1  --  North CableComms Participation Agreement, dated as of December 19, 1994, by and among North CableComms L.L.C., NYNEX North CableComms Holdings, Inc.,
                    NYNEX North CableComms Management, Inc., NYNEX Wirral Company, NYNEX
                    CableComms Limited, North CableComms L.P. and each of the Companies (as defined therein) (incorporated herein by reference to Exhibit 10.1 to the Form
                    S-1 Registration Statement).(1)
          10.1(a)  -- First Amendment to North CableComms Participation Agreement, dated as of April
                    14, 1995, by and among North CableComms L.L.C., NYNEX North CableComms
                    Holdings, Inc., NYNEX North CableComms Management, Inc., NYNEX Wirral Company,
                    NYNEX CableComms Limited, North CableComms L.P. and each of the Companies (as defined therein) (incorporated herein by reference to Exhibit 10.1(a) to
                    Amendment No. 4 to the Form S-1 Registration Statement).
          10.2  --  North CableComms L.P. Second Amended and Restated Agreement of Limited
                    Partnership, dated as of December 19, 1994, by and among, NYNEX North
                    CableComms Management, Inc., NYNEX North CableComms Holdings, Inc., NYNEX
                    Wirral Company and North CableComms L.L.C. (incorporated herein by reference to Exhibit 10.2 to the Form S-1 Registration Statement).
          10.3  --  North CableComms L.L.C. Amended and Restated Company Agreement, dated as of
                    December 19, 1994, by and among North CableComms Management, Inc., North
                    CableComms Holdings, Inc. and Winston Investors L.L.C. (incorporated herein by reference to Exhibit 10.3 to the Form S-1 Registration Statement).(1)
          10.3(a)  -- First Amendment to North CableComms L.L.C. Amended and Restated Company Agree-
                    ment, dated as of April 14, 1995, by and among North CableComms Management,
                    Inc., North CableComms Holdings, Inc. and Winston Investors L.L.C.
                    (incorporated herein by reference to Exhibit 10.3(a) to Amendment No. 4 to the
                    Form S-1 Registration Statement).(1)

---------------

(1) Confidential treatment for certain portions of this document has been granted by the Securities and Exchange Commission.

EXHIBIT NUMBER
--------------
          10.3(b)  -- Second Amendment to North CableComms L.L.C. Amended and Restated Company
                    Agreement, dated as of November 3, 1995, by and among North CableComms
                    Holdings, Inc., North CableComms Management, Inc. and Winston Investors L.L.C.
                    (incorporated herein by reference to Exhibit 10.3(b) to the Companies' Annual
                    Report on Form 10-K for the year ended December 31, 1995).(1)
          10.4  --  Master Agreement, dated as of December 19, 1994, by and among NYNEX
                    Corporation and NYNEX CableComms Wirral, NYNEX CableComms East Lancashire,
                    NYNEX CableComms Stockport, NYNEX CableComms Macclesfield, NYNEX CableComms
                    Greater Manchester, NYNEX CableComms Derby, NYNEX CableComms Bolton, NYNEX
                    CableComms Bury and Rochdale, NYNEX CableComms Oldham and Tameside, NYNEX
                    CableComms Cheshire and NYNEX CableComms Staffordshire (incorporated herein by reference to Exhibit 10.5 to the Form S-1 Registration Statement).
          10.5  --  Secondment Agreement, dated May 15, 1995, among NYNEX Corporation, NYNEX
                    CableComms Group PLC and NYNEX CableComms Group Inc. (incorporated herein by reference to Exhibit 10.5 to the Companies' Annual Report on Form 10-K for the
                    year ended December 31, 1995).
          10.6  --  Subscription and Shareholders Agreement, dated January 30, 1995, by and among
                    Videotron Corporation Limited, United Artists Communications (London South)
                    Limited, Cable London Plc, ELT Acquisition Company Limited, NYNEX CableComms
                    Limited, The Cable Corporation Limited, London Interconnect Limited,
                    Independent Cable Sales Limited, London Interconnect PPV Limited and London
                    Interconnect Network Limited (incorporated herein by reference to Exhibit 10.9 to the Form S-1 Registration Statement).
          10.7  --  Participation Agreement, dated as of March 31, 1995, by and among South
                    CableComms L.L.C., NYNEX South CableComms Holdings, Inc., NYNEX South
                    CableComms Management, Inc., NYNEX CableComms Limited, South CableComms L.P.
                    and each of the Companies (as defined therein) (incorporated herein by reference to Exhibit 10.10 to Amendment No. 2 to the Form S-1 Registration
                    Statement).(1)
          10.8  --  South CableComms L.P. Second Amended and Restated Agreement of Limited
                    Partnership, dated as of March 31, 1995, among NYNEX South CableComms
                    Holdings, Inc., Chartwell Investors, L.P. and South CableComms L.L.C.
                    (incorporated herein by reference to Exhibit 10.11 to Amendment No. 2 to the
                    Form S-1 Registration Statement).
          10.9  --  South CableComms L.L.C. Amended and Restated Company Agreement, dated as of
                    March 31, 1995, by and among South CableComms Management, Inc., South
                    CableComms Holdings, Inc. and Chartwell Investors L.P. (incorporated herein by reference to Exhibit 10.12 to Amendment No. 2 to the Form S-1 Registration
                    Statement).(1)
          10.9(a)  -- First Amendment to South CableComms L.L.C. Amended and Restated Company Agree-
                    ment, dated as of November 3, 1995 by and among South CableComms Management,
                    Inc., South CableComms Holdings, Inc. and Chartwell Investors L.P.
                    (incorporated herein by reference to Exhibit 10.9(a) to the Companies' Annual
                    Report on Form 10-K for the year ended December 31, 1995).(1)
          10.10  -- Master Agreement, dated as of March 31, 1995, by and among NYNEX Corporation and NYNEX CableComms Bromley, NYNEX CableComms Solent, NYNEX CableComms
                    Surrey, NYNEX CableComms Sussex and NYNEX CableComms Wessex (incorporated herein by reference to Exhibit 10.13 to Amendment No. 2 to the Form S-1
                    Registration Statement).

---------------

(1) Confidential treatment for certain portions of this document has been granted by the Securities and Exchange Commission.

EXHIBIT NUMBER
--------------
          10.11  -- Standard Interconnect Agreement, dated May 13, 1996, between British
                    Telecommunications plc ("BT") and NYNEX CableComms Derby. (Identical
                    agreements have been entered into between BT and fifteen other affiliates of the Registrants.) (Incorporated herein by reference to Exhibit 10.1 to the
                    Form 10-Q for the period ended June 30, 1996).
          10.11(a)  -- Letter Agreement on Interconnect Charges dated July 19, 1996 between BT and
                    NYNEX CableComms Bolton. (Identical agreements have been entered into between
                    BT and fifteen other affiliates of the Registrants).
          10.11(b)  -- Letter Agreement on Interconnect Charges dated July 19, 1996 between BT and
                    NYNEX CableComms Bolton. (Identical agreements have been entered into between
                    BT and fifteen other affiliates of the Registrants).
          10.11(c)  -- Letter Agreement on Review of certain aspects of the Interconnect Agreement dated July 19, 1996 between BT and NYNEX CableComms Bolton. (Identical agreements have been entered into between BT and fifteen other affiliates of the Registrants).
          10.11(d)  -- Letter Agreement on Interconnect Charges dated July 19, 1996 between BT and
                    NYNEX CableComms Bolton. (Identical agreements have been entered into between
                    BT and fifteen other affiliates of the Registrants).
          10.11(e)  -- Transition Agreement dated May 13, 1996, between BT and NYNEX CableComms
                    Bolton. (Identical agreements have been entered into between BT and fifteen other affiliates of the Registrants.) (Incorporated herein by reference to
                    Exhibit 10.1 to the Form 10-Q for the period ended June 30, 1996).
          10.11(f)  -- Letter Agreement on conveyancing termination rate dated June 13, 1996, between
                    BT and NYNEX CableComms Bolton. (Identical agreements have been entered into between BT and fifteen other affiliates of the Registrants).
          10.11(g)  -- Letter Agreement on Interconnect Charges dated December 19, 1996, between BT, the Operating Companies and NYNEX CableComms Limited.
          10.12  -- Interconnection Agreement, dated November 11, 1996, between Mercury
                    Communications Limited and NYNEX CableComms Limited.
          10.12(a)  -- Agreement settling payment for backdated claims relating to Interconnect
                    Charges ("Interconnect") dated November 11, 1996, between Mercury
                    Communications Limited and NYNEX CableComms Limited.
          10.12(b)  -- Agreement dated November 11, 1996 between Mercury Communications Limited and
                    NYNEX CableComms Limited regarding mobile charges.
          10.12(c)  -- Amendment to Interconnection Agreement, dated February 11, 1997 between
                    Mercury Communications Limited and NYNEX CableComms Limited.
          10.13  -- Agreement for Systems Integration, dated December 2, 1994, between NYNEX
                    CableComms Limited and IBM United Kingdom Limited (incorporated herein by reference to Exhibit 10.16(a) to Amendment No. 1 to the Form S-1 Registration
                    Statement).
          10.14  -- ICMS Software Maintenance Agreement, dated December 2, 1994, between NYNEX
                    CableComms Limited and IBM United Kingdom Limited (incorporated herein by reference to Exhibit 10.16(b) to Amendment No. 1 to the Form S-1 Registration
                    Statement).
          10.15  -- Software Charging Agreement, dated December 29, 1995, between IBM United
                    Kingdom Financial Services Limited and NYNEX CableComms Limited. (incorporated herein by reference to Exhibit 10.15 to the Companies' Annual Report on Form
                    10-K for the year ended December 31, 1995).

EXHIBIT NUMBER
--------------
          10.17  -- Service Agreement, dated May 15, 1995, among NYNEX CableComms Limited, John F.
                    Killian, NYNEX CableComms Group PLC and NYNEX CableComms Group Inc. (incor-
                    porated herein by reference to Exhibit 10.17 to the Companies' Annual Report on Form 10-K for the year ended December 31, 1995).*
          10.17(a)  -- Agreement, dated December 7, 1995, between NYNEX CableComms Limited, John F.
                    Killian, NYNEX CableComms Group PLC and NYNEX CableComms Group Inc. amending the terms of the Service Agreement between the same parties. (incorporated herein by reference to Exhibit 10.17(a) to the Companies' Annual Report on
                    Form 10-K for the year ended December 31, 1995).*
          10.17(b)  -- Agreement, dated October 1, 1996, between NYNEX CableComms Limited, John F.
                    Killian, NYNEX CableComms Group PLC and NYNEX CableComms Group Inc. amending the terms of the Service Agreement between the same parties.*
          10.18  -- Service Agreement, dated May 15, 1995, between NYNEX CableComms Limited,
                    Nicholas P. Mearing-Smith, NYNEX CableComms Group PLC and NYNEX CableComms
                    Group Inc. (incorporated herein by reference to Exhibit 10.18 to the
                    Companies' Annual Report on Form 10-K for the year ended December 31, 1995).*
          10.20  -- Secondment Agreement, dated May 15, 1995, between NYNEX CableComms Limited and
                    NYNEX Worldwide Services Group, Inc. with respect to John F. Killian.
                    (incorporated herein by reference to Exhibit 10.20 to the Companies' Annual
                    Report on Form 10-K for the year ended December 31, 1995).*
          10.20(a)  -- First Amendment to Secondment Agreement, dated December 7, 1995, between NYNEX
                    CableComms Limited and NYNEX Worldwide Services Group, Inc. with respect to
                    John F. Killian. (incorporated herein by reference to Exhibit 10.20(a) to the
                    Companies' Annual Report on Form 10-K for the year ended December 31, 1995).*
          10.20(b)  -- Second Amendment to Secondment Agreement, dated October 1, 1996, between NYNEX
                    CableComms Limited and NYNEX Worldwide Services Group, Inc. with respect to
                    John F. Killian.*
          10.21  -- Letter of Appointment, dated May 3, 1995, among Richard W. Blackburn, NYNEX
                    CableComms Group PLC and NYNEX CableComms Group Inc. (Substantially identical agreements have been entered into for Robert T. Anderson and Jeffrey A.
                    Bowden). (incorporated herein by reference to Exhibit 10.21 to the Companies'
                    Annual Report on Form 10-K for the year ended December 31, 1995).*
          10.22  -- Letter of Appointment, dated May 3, 1995, among John L. Rennocks, NYNEX
                    CableComms Group PLC and NYNEX CableComms Group Inc. (incorporated herein by reference to Exhibit 10.22 to the Companies' Annual Report on Form 10-K for
                    the year ended December 31, 1995).*
          10.22(a)  -- Amendment to Letter of Appointment, dated July 11, 1996, among John L.
                    Rennocks, NYNEX CableComms Group PLC and NYNEX CableComms Group Inc.*
          10.23  -- Letter of Appointment, dated May 3, 1995, among Sir Christopher Bland, NYNEX
                    CableComms Group PLC and NYNEX CableComms Group Inc. (incorporated herein by reference to Exhibit 10.23 to the Companies' Annual Report on Form 10-K for
                    the year ended December 31, 1995).*
          10.24  -- Letter of Appointment, dated May 3, 1995, among Sir Michael Checkland, NYNEX
                    CableComms Group PLC and NYNEX CableComms Group Inc. (incorporated herein by reference to Exhibit 10.24 to the Companies' Annual Report on Form 10-K for
                    the year ended December 31, 1995).*

---------------

* Indicates that exhibit is a management contract or compensatory plan or arrangement.

EXHIBIT NUMBER
--------------
          10.25  -- Letter Agreement, dated April 26, 1995, among NYNEX UK Telephone and Cable TV
                    Holding Company Limited, NYNEX CableComms Group PLC, NYNEX CableComms Group
                    Inc., Nicholas P. Mearing-Smith and Peter Lynch. (incorporated herein by reference to Exhibit 10.25 to the Companies' Annual Report on Form 10-K for
                    the year ended December 31, 1995).
          10.26  -- Tax Indemnity Agreement, dated May 15, 1995, among NYNEX Corporation, NYNEX
                    CableComms Group PLC and NYNEX CableComms Group Inc. (incorporated herein by reference to Exhibit 10.26 to the Companies' Annual Report on Form 10-K for
                    the year ended December 31, 1995).
          10.27  -- Contract of Employment, dated May 20, 1992, between NYNEX CableComms Limited and Graham L. Robertson as amended March 21, 1995 (incorporated herein by reference to Exhibit 10.26 to Amendment No. 3 to the Form S-1 Registration
                    Statement).*
          10.28  -- Contract of Employment, dated March 23, 1994, between NYNEX CableComms Limited and Colin I. Chadwick (incorporated herein by reference to Exhibit 10.27 to
                    Amendment No. 3 to the Form S-1 Registration Statement).*
          10.29  -- Contract of Employment, dated February 20, 1992, between NYNEX CableComms
                    Limited and Carl Grose as amended January 26, 1995. (incorporated herein by reference to Exhibit 10.29 to the Companies' Annual Report on Form 10-K for
                    the year ended December 31, 1995).*
          10.31  -- Contract of Employment dated September 8, 1992 between NYNEX CableComms
                    Limited and Michael W. Stevenson as amended November 8, 1993 (incorporated herein by reference to Exhibit 10.33 to Amendment No. 3 to the Form S-1
                    Registration Statement).*
          10.32  -- Cable Programme Partners-1 Limited Partnership Agreement ("CPP-1 Agreement"),
                    dated October 16, 1992, among TCI Cable Programme Partners, Inc., Comcast UK
                    Programming Limited, U.S. West Cable Programming Corporation, Southwestern
                    Bell International Programming Inc., NYNEX Programming Subsidiary Company and
                    Cable Programme Partners (1) Limited (incorporated herein by reference to
                    Exhibit 10.34(a) to Amendment No. 3 to the Form S-1 Registration Statement).
          10.33  -- Amendment No. 1 to CPP-1 Agreement, dated as of October 16, 1992 and made as of December 12, 1994, among the parties to the CPP-1 Agreement and CableTel
                    Programming, Inc. (incorporated herein by reference to Exhibit 10.34(b) to
                    Amendment No. 4 to the Form S-1 Registration Statement).
          10.34  -- Amendment No. 2 to CPP-1 Agreement, dated as of October 16, 1992 and made as of December 12, 1994, among the parties to the CPP-1 Agreement and CableTel
                    Programming, Inc. (incorporated herein by reference to Exhibit 10.34(c) to
                    Amendment No. 4 to the Form S-1 Registration Statement).
          10.35  -- Services and Technology Sharing Agreement, dated May 15, 1995, among NYNEX
                    Corporation, NYNEX CableComms Limited, NYNEX CableComms Group PLC and NYNEX
                    CableComms Group Inc. (incorporated herein by reference to Exhibit 10.35 to the Companies' Annual Report on Form 10-K for the year ended December 31,
                    1995).
          10.35(a)  -- Amendment to Services and Technology Sharing Agreement, dated June 8, 1995, among NYNEX Corporation, NYNEX CableComms Limited, NYNEX CableComms Group PLC
                    and NYNEX CableComms Group Inc. (incorporated herein by reference to Exhibit
                    10.35(a) to the Companies' Annual Report on Form 10-K for the year ended
                    December 31, 1995).

---------------

* Indicates that exhibit is a management contract or compensatory plan or arrangement.

EXHIBIT NUMBER
--------------
          10.36  -- Trademark License Agreement, dated May 15, 1995, among NYNEX Corporation,
                    NYNEX CableComms Limited, NYNEX CableComms Group PLC and NYNEX CableComms
                    Group Inc. (incorporated herein by reference to Exhibit 10.36 to the
                    Companies' Annual Report on Form 10-K for the year ended December 31, 1995).
          10.37  -- Facility Agreement, dated May 15, 1995, between NYNEX UK CableComms Holdings,
                    Inc. and NYNEX Corporation. (incorporated herein by reference to Exhibit 10.37 to the Companies' Annual Report on Form 10-K for the year ended December 31,
                    1995).
          10.37(a)  -- Supplemental Facility Agreement amending the Facility Agreement dated March  ,
                    1996, between NYNEX UK CableComms Holdings, Inc. and NYNEX Corporation.
          10.39  -- Assignment Letter, dated May 3, 1995, among NYNEX Corporation, NYNEX Worldwide
                    Services Group, Inc. and John F. Killian. (incorporated herein by reference to
                    Exhibit 10.39 to the Companies' Annual Report on Form 10-K for the year ended
                    December 31, 1995).*
          10.39(a)  -- First Amendment to Assignment Letter, dated as of December 7, 1995, among
                    NYNEX Corporation, NYNEX Worldwide Services Group, Inc. and John F. Killian.
                    (incorporated herein by reference to Exhibit 10.39 to the Companies' Annual
                    Report on Form 10-K for the year ended December 31, 1995).*
          10.39(b)  -- Second Amendment to Assignment Letter, dated October 1, 1996, among NYNEX
                    Corporation, NYNEX Worldwide Services Group, Inc. and John F. Killian.*
          10.44  -- Standard Cable Operators Agreement entered into on April 30, 1995 and signed on May 4, 1995 among British Sky Broadcasting Limited, British Sky
                    Broadcasting Group PLC, NYNEX CableComms Limited and NYNEX CableComms Group
                    PLC and NYNEX CableComms Group Inc. (incorporated herein by reference to
                    Exhibit 10.40 to Amendment No. 6 to the Form S-1 Registration Statement).(1)
          10.44(a)  -- Letter Agreement amending Programming dated July 28, 1995 between British Sky
                    Broadcasting Limited, British Sky Broadcasting Group PLC, NYNEX CableComms
                    Limited and the Operating Companies.
          10.45  -- Letter of Appointment, dated July 11, 1996, among Sir Bryan Carsberg, NYNEX
                    CableComms Group PLC and NYNEX CableComms Group Inc.*
          10.46  -- Letter of Appointment, dated July 11, 1996, among Mel Meskin, NYNEX CableComms
                    Group PLC and NYNEX CableComms Group Inc.*
          10.47  -- Letter of Termination, dated April 16, 1996, among Jeff Henry, NYNEX
                    CableComms Group PLC and NYNEX CableComms Group Inc.*
          10.48  -- Loyalty Bonus and Severance Terms Letter, dated December 13, 1996, among Carl
                    Grose, NYNEX CableComms Group PLC and NYNEX CableComms Group Inc.*
          10.49  -- Form of Loyalty Bonus and Severance Terms Letter, dated December 13, 1996, among the named Executive director, NYNEX CableComms Group PLC and NYNEX
                    CableComms Group Inc. (Substantially identical agreements have been entered into for Colin I. Chadwick, John Doherty, Edward L. Hatch, John J. McHale,
                    Paul H. Repp, Graham L. Robertson, Allen J.M. Saunders, Michael T. Schieck,
                    Michael W. Stevenson and Patrick Welsh III).*
          10.50  -- Loyalty Bonus and Severance Terms Letter, dated December 13, 1996, among
                    Nicholas P. Mearing-Smith, NYNEX CableComms Group PLC and NYNEX CableComms
                    Group Inc.*

---------------

* Indicates that exhibit is a management contract or compensatory plan or arrangement.
(1) Confidential treatment for certain portions of this document has been granted by the Securities and Exchange Commission.

EXHIBIT NUMBER
--------------
          21    --  Subsidiaries of the Registrants (incorporated herein by reference to Exhibit
                    21 to Amendment No. 5 to the Form S-1 Registration Statement).
          24    --  Powers of Attorney.
          27    --  Financial Data Schedule.

(B) REPORTS ON FORM 8-K

     No report on Form 8-K was filed by the Registrants during the fourth quarter of 1996.

---------------

* Indicates that exhibit is a management contract or compensatory plan or arrangement.
(1) Confidential treatment for certain portions of this document has been granted by the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                            NYNEX CABLECOMMS GROUP PLC

                                            /s/ JOHN F. KILLIAN

                                            ------------------------------------
                                            John F. Killian
                                           President and Chief Executive Officer

Date: March 21, 1997

                                            NYNEX CABLECOMMS GROUP INC.

                                            /s/ JOHN F. KILLIAN

                                            ------------------------------------
                                            John F. Killian
                                           President and Chief Executive Officer

Date: March 21, 1997

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date(s) indicated.

                           NYNEX CABLECOMMS GROUP PLC
                                  (Registrant)

Principal Executive Officer:                     /s/ JOHN F. KILLIAN
John F. Killian                                  --------------------------------------------
                                                 President and Chief Executive
                                                 Officer and Director

Principal Financial and Accounting Officer:
                                                 /s/ GRAHAM L. ROBERTSON
Graham L. Robertson                              --------------------------------------------
                                                 Acting Chief Financial Officer

Directors:
Robert Anderson*
Richard Blackburn*
Jeffrey Bowden*
Sir Bryan Carsberg*                              *By /s/ JOHN F. KILLIAN
Sir Michael Checkland*                               John F. Killian, as attorney-in-fact
John Rennocks*
                                                     March 21, 1997

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date(s) indicated.

                          NYNEX CABLECOMMS GROUP INC.
                                  (Registrant)

Principal Executive Officer:                     /s/ JOHN F. KILLIAN
John F. Killian                                  --------------------------------------------
                                                 President and Chief Executive Officer
                                                 and Director
Principal Financial and Accounting Officer:
Graham L. Robertson                              /s/ GRAHAM L. ROBERTSON
                                                 --------------------------------------------
                                                 Acting Chief Financial Officer

Directors:

Robert Anderson*
Richard Blackburn*
Jeffrey Bowden*
Sir Bryan Carsberg*
Sir Michael Checkland*
John Rennocks*

                                          *By: /s/ JOHN F. KILLIAN

                                               John F. Killian, as
                                          attorney-in-fact
                                               March 21, 1997

                ANNUAL REPORT AND FINANCIAL STATEMENTS PREPARED
              IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED
                       ACCOUNTING PRINCIPLES ("US GAAP")

                                                                               PAGE
                                                                              ------
          Report of management..............................................     F-2
          Report of independent accountants.................................     F-3
          Combined statements of operations.................................     F-4
          Combined balance sheets...........................................     F-5
          Combined statements of changes in stockholders' equity............     F-6
          Combined statements of cash flows.................................     F-7
          Notes to combined financial statements............................     F-8

REPORT OF MANAGEMENT

     Management of NYNEX CableComms UK and NYNEX CableComms US (together with their subsidiaries "NYNEX CableComms") has the responsibility for preparing the accompanying combined financial statements and for their integrity and objectivity. The statements were prepared in accordance with United States generally accepted accounting principles, which require management to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. In management's opinion, the combined financial statements are fairly presented. Management also prepared the other information in this report and is responsible for its accuracy and consistency with the combined financial statements.

     The combined financial statements have been audited by Coopers & Lybrand L.L.P. ("Coopers & Lybrand"), independent accountants. Management has made available to Coopers & Lybrand all of NYNEX CableComms' financial records and related data, as well as the minutes of stockholders' and Directors' meetings. Furthermore, management believes that all representations made to Coopers & Lybrand during its audit were valid and appropriate.

     Management of NYNEX CableComms has established and maintains an internal control structure that is designed to provide reasonable assurance as to the integrity and reliability of the combined financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. The concept of reasonable assurance recognizes that the cost of the internal control structure should not exceed the benefits to be derived. The internal control structure provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process. Management monitors the internal control structure for compliance, considers recommendations for improvement from both the internal auditors and Coopers & Lybrand, and updates such policies and procedures as necessary. Monitoring includes an internal auditing function to independently assess the effectiveness of the internal controls and recommend possible improvements thereto. Management believes that the internal control structure of NYNEX CableComms is adequate to accomplish the objectives discussed herein.

     The Audit Committees of the Boards of Directors, which are comprised of Directors who are not employees, meet periodically with management, the internal auditors and Coopers & Lybrand to review the manner in which they are performing their responsibilities and to discuss matters relating to auditing, internal controls and financial reporting. Both the internal auditors and Coopers & Lybrand periodically meet privately with the Audit Committees and have access to the Audit Committees at any time.

     Management also recognizes its responsibility for conducting NYNEX CableComms' activities under the highest standards of personal and corporate conduct. This responsibility is accomplished by fostering a strong ethical climate as characterized in the NYNEX Corporation ("NYNEX") Code of Business Conduct, adopted throughout NYNEX CableComms. The Code of Business Conduct addresses, among other things, standards of personal conduct, potential conflicts of interest, compliance with all domestic and foreign laws, accountability for NYNEX CableComms' property, and the confidentiality of proprietary information.

JOHN F KILLIAN
President and Chief Executive Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Boards of Directors of NYNEX CableComms Group PLC and NYNEX CableComms Group Inc.:

     We have audited the accompanying combined balance sheets of NYNEX CableComms Group PLC and NYNEX CableComms Group Inc. and their subsidiaries ("NYNEX CableComms") as of December 31, 1996 and 1995, and the related combined statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996 (shown on pages F-4 through F-21). These combined financial statements are the responsibility of NYNEX CableComms' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of NYNEX CableComms as of December 31, 1996 and 1995 and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles in the United States.

COOPERS & LYBRAND L.L.P.

1301 Avenue of the Americas
New York, New York 10019-6013
March 19, 1997

                       COMBINED STATEMENTS OF OPERATIONS

 OF NYNEX CABLECOMMS GROUP PLC AND NYNEX CABLECOMMS GROUP INC. AND SUBSIDIARIES

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                      --------------------------------------------
                                              NOTE      1996        1995        1994        1996
                                              ----    --------    --------    --------    --------
                                                         L           L           L           $
                                                                                          [NOTE B]
                                                         IN THOUSANDS (EXCEPT PER ADS AMOUNTS)
Operating revenue:
  Cable television..........................            62,413      38,728      20,002     106,870
  Telecommunications -- residential.........            70,597      36,414      16,291     120,883
  Telecommunications -- business............            13,070       5,250       2,395      22,380
  Installation..............................             5,161       4,627       2,327       8,837
                                                      --------    --------    --------    --------
Total operating revenue.....................           151,241      85,019      41,015     258,970
                                                      --------    --------    --------    --------
Operating expenses:
  Programming...............................            34,484      19,302       9,682      59,047
  Telecommunications........................            26,353      16,412       7,941      45,124
  Depreciation and amortization.............            54,465      33,153      19,098      93,260
  Staff costs...............................            45,888      45,954      30,614      78,574
  Selling, general and administrative.......            50,100      50,076      41,433      85,787
                                                      --------    --------    --------    --------
Total operating expenses....................           211,290     164,897     108,768     361,792
                                                      --------    --------    --------    --------
Operating loss..............................           (60,049)    (79,878)    (67,753)   (102,822)
                                                      --------    --------    --------    --------
Other Income (expense):
  Interest income...........................             4,889       4,059       1,355       8,371
  Interest expense..........................           (23,229)    (16,006)       (339)    (39,775)
  Minority interest.........................   F        55,544      72,795      (3,784)     95,108
  Other.....................................                --          --          94          --
                                                      --------    --------    --------    --------
Total other income (expense)................            37,204      60,848      (2,674)     63,704
                                                      --------    --------    --------    --------
Loss before income taxes....................           (22,845)    (19,030)    (70,427)    (39,118)
Income taxes................................   C            --      18,591      20,906          --
                                                      --------    --------    --------    --------
Net loss....................................           (22,845)       (439)    (49,521)    (39,118)
                                                      ========    ========    ========    ========
Net loss per ADS............................   B        (0.247)     (0.005)                 (0.423)
                                                      ========    ========                ========
ADSs outstanding............................            92,549      92,500                  92,549
                                                      ========    ========                ========

            See accompanying notes to combined financial statements.

                            COMBINED BALANCE SHEETS

 OF NYNEX CABLECOMMS GROUP PLC AND NYNEX CABLECOMMS GROUP INC. AND SUBSIDIARIES

                                                                         DECEMBER 31,
                                                               --------------------------------
                                                                 1996        1995        1996
                                                       NOTE    --------    --------    --------
                                                       -----      L           L           $
                                                                                       [NOTE B]
                                                                IN THOUSANDS (EXCEPT PER SHARE
                                                                           AMOUNTS)
ASSETS
Current assets:
  Cash and temporary cash investments................            15,430       9,807      26,421
  Receivables, net of allowance of L3,536 and L1,492     M
     at December 31, 1996 and 1995, respectively.....            53,041      43,551      90,822
  Prepaid expenses...................................             3,273       2,653       5,604
                                                               --------    --------    --------
Total current assets.................................            71,744      56,011     122,847
Property, plant and equipment, net...................    D     1,098,119    859,024    1,880,309
Goodwill, net of accumulated amortization of L2,848
  and L2,138 at December 31, 1996 and 1995,
  respectively.......................................            25,493      26,203      43,652
Deferred finance costs, net..........................    E       52,148      59,140      89,293
Other assets.........................................             1,383       1,401       2,368
                                                               --------    --------    --------
Total assets.........................................          1,248,887   1,001,779   2,138,469
                                                               ========    ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................            62,990      69,038     107,858
  Other current liabilities..........................    M       51,715      46,834      88,551
                                                               --------    --------    --------
Total current liabilities............................           114,705     115,872     196,409
Long-term debt.......................................    E      447,649     125,350     766,509
Other long-term liabilities..........................             8,670       4,970      14,846
Minority interest....................................    F       76,577     132,121     131,123
                                                               --------    --------    --------
Total liabilities....................................           647,601     378,313    1,108,887
                                                               --------    --------    --------
Commitments and contingencies                          G,J,N
STOCKHOLDERS' EQUITY
Ordinary shares -- par value L0.10 per share (1,500
  million authorized, 925.5 million issued and
  outstanding).......................................            92,549      92,500     158,472
Shares of common stock -- par value $0.01 per share
  (1,500 million authorized, 925.5 million issued and
  outstanding).......................................             5,766       5,763       9,873
Additional paid-in capital...........................           614,152     613,539    1,051,612
Accumulated deficit..................................          (111,181)    (88,336)   (190,375)
                                                               --------    --------    --------
Total stockholders' equity...........................           601,286     623,466    1,029,582
                                                               --------    --------    --------
Total liabilities and stockholders' equity...........          1,248,887   1,001,779   2,138,469
                                                               ========    ========    ========

            See accompanying notes to combined financial statements.

             COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

 OF NYNEX CABLECOMMS GROUP PLC AND NYNEX CABLECOMMS GROUP INC. AND SUBSIDIARIES

                                                                      ORDINARY
                                                                     SHARES AND     ADDITIONAL       TOTAL
                                       CAPITAL       ACCUMULATED     SHARES OF       PAID-IN      STOCKHOLDERS'
                                    CONTRIBUTIONS      DEFICIT      COMMON STOCK     CAPITAL         EQUITY
                                    -------------    -----------    ------------    ----------    ------------
                                                L              L               L             L               L
                                                                                                  IN THOUSANDS
Balance, December 31, 1993.......       260,509         (38,376)            --              --       222,133
Capital contributions from
  NYNEX..........................       118,787              --             --              --       118,787
Net loss.........................            --         (49,521)            --              --       (49,521)
                                       --------        --------         ------         -------       -------
Balance, December 31, 1994.......       379,296         (87,897)            --              --       291,399
Capital contributions from NYNEX
  during first quarter 1995......         5,320              --             --              --         5,320
Distribution of long-term loans
  to NYNEX for subsequent
  contribution to South limited
  partner........................       (52,991)             --             --              --       (52,991)
Issue of ordinary shares.........            --              --         92,500          97,588       190,088
Issue of shares of common
  stock..........................            --              --          5,763         184,326       190,089
Reclassification of NYNEX capital
  contribution...................      (331,625)             --             --         331,625            --
Net loss.........................            --            (439)            --              --          (439)
                                       --------        --------         ------         -------       -------
Balance, December 31, 1995.......            --         (88,336)        98,263         613,539       623,466
Issue of ordinary shares.........            --              --             49             550           599
Issue of shares of common
  stock..........................            --              --              3              63            66
Net loss.........................            --         (22,845)            --              --       (22,845)
                                       --------        --------         ------         -------       -------
Balance, December 31, 1996.......            --        (111,181)        98,315         614,152       601,286
                                       ========        ========         ======         =======       =======

            See accompanying notes to combined financial statements

                       COMBINED STATEMENTS OF CASH FLOWS

 OF NYNEX CABLECOMMS GROUP PLC AND NYNEX CABLECOMMS GROUP INC. AND SUBSIDIARIES

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                                   1995        1994        1996
                                                                 --------    --------    --------
                                                       1996         L           L        $
                                                     --------
                                                        L
                                                                                         [NOTE B]
                                                                                     IN THOUSANDS
Cash flows from operating activities:
  Net loss........................................    (22,845)       (439)    (49,521)    (39,118)
                                                     --------    --------    --------    --------
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization................     54,465      33,153      19,098      93,260
     Amortization of deferred finance costs.......      6,500       6,637          --      11,130
     Provision for bad debts......................      7,175       2,985         885      12,286
     Minority interest............................    (55,544)    (72,795)      3,784     (95,108)
     Deferred income taxes........................         --     (12,754)      5,818          --
     Gain on sale of capital assets...............       (771)         --          --      (1,320)
     Changes in operating assets and liabilities:
       Receivables................................    (16,665)    (33,909)     (7,313)    (28,535)
       Prepaid expenses...........................       (620)     (1,340)       (135)     (1,061)
       Accounts payable...........................     (2,320)     (4,346)      3,214      (3,973)
       Other current liabilities..................      2,740      21,576       6,221       4,691
                                                     --------    --------    --------    --------
  Total adjustments...............................     (5,040)    (60,793)     31,572      (8,630)
                                                     --------    --------    --------    --------
Net cash used in operating activities.............    (27,885)    (61,232)    (17,949)    (47,748)
                                                     --------    --------    --------    --------
Cash flows from investing activities:
  Capital expenditures............................   (289,915)   (392,417)   (263,243)   (496,421)
  Sale of capital assets..........................      1,199          --          --       2,053
  Loan to NYNEX...................................         --    (156,889)         --          --
  Repayment of loan by NYNEX......................         --     156,889          --          --
  Other investing activities, net.................         --         258        (296)         --
                                                     --------    --------    --------    --------
Net cash used in investing activities.............   (288,716)   (392,159)   (263,539)   (494,368)
                                                     --------    --------    --------    --------
Cash flows from financing activities:
  Proceeds from borrowings........................    322,298     245,190      52,000     551,871
  Payments made on capital leases.................     (1,017)         --          --      (1,741)
  Change in other long-term liabilities...........        943         544         418       1,614
  Repayment of borrowings.........................         --    (360,253)         --          --
  Capital contributions...........................         --       5,320     118,787          --
  Activity with minority joint venture partners...         --      (3,119)    174,458          --
  Funding from minorities.........................         --     156,555          --          --
  Deferred transaction and finance costs..........         --      (2,903)    (52,179)         --
  Proceeds of share issue (net of L36 million
     costs).......................................         --     380,177          --          --
                                                     --------    --------    --------    --------
Net cash provided by financing activities.........    322,224     421,511     293,484     551,744
                                                     --------    --------    --------    --------
Net increase (decrease) in cash and temporary cash
  investments.....................................      5,623     (31,880)     11,996       9,628
Cash and temporary cash investments at beginning
  of year.........................................      9,807      41,687      29,691      16,793
                                                     --------    --------    --------    --------
Cash and temporary cash investments at end of
  year............................................     15,430       9,807      41,687      26,421
                                                     ========    ========    ========    ========

            See accompanying notes to combined financial statements

      NOTES TO COMBINED FINANCIAL STATEMENTS OF NYNEX CABLECOMMS GROUP PLC
                AND NYNEX CABLECOMMS GROUP INC. AND SUBSIDIARIES

A   ORGANIZATION AND HISTORY OF NYNEX CABLECOMMS

     NYNEX CableComms is a provider of both cable television and telecommunications services in the United Kingdom.

     In February 1995, two indirect wholly owned subsidiaries of NYNEX were incorporated: NYNEX CableComms UK, a public limited company incorporated under the laws of England and Wales, and NYNEX CableComms US, a Delaware corporation. On June 14, 1995 NYNEX CableComms UK and NYNEX CableComms US completed the Combined Offering in which 305 million ordinary shares of NYNEX CableComms UK and 305 million shares of common stock of NYNEX CableComms US were issued together as Units comprising one ordinary share and one share of common stock. Of the 305 million Units issued, 170,222,000 were issued as Units at a price of 137p per Unit and 134,778,000 Units were issued as ADSs at a price of $21.81 per ADS, each ADS comprising 10 Units.

     Immediately prior to the completion of the Combined Offering, NYNEX reorganized its shareholdings and partnership interests in the Companies and partnerships that represented its cable television and telecommunications business in the United Kingdom (the "Predecessor Businesses"), contributing them to NYNEX CableComms UK and NYNEX CableComms US. In consideration the Companies issued Units to a subsidiary of NYNEX, bringing NYNEX's indirect holdings in the Companies to 620 million Units. NYNEX CableComms UK and NYNEX CableComms US then contributed the Predecessor Businesses to NYNEX UK Holdings. The shares of NYNEX UK Holdings are held 90% by NYNEX CableComms UK and 10% by NYNEX CableComms US.

     During 1996, a further 485,389 Units were issued for nil consideration to two former employees of NYNEX CableComms and to Nicholas Mearing-Smith, Chief Financial Officer, pursuant to agreements entered into at the time of the Combined Offering.

     Cable & Wireless plc, Bell Canada International Inc. and NYNEX have entered into an agreement (as amended or restated, the "Agreement") pursuant to which, subject to the satisfaction of certain conditions precedent, the parties have agreed to combine Mercury Communications Limited, Bell Cablemedia plc (as enlarged by the acquisition of Videotron Holdings plc) and NYNEX CableComms under a new holding company, Cable & Wireless Communications plc ("CWC"). Pursuant to the Agreement, CWC has offered to purchase NYNEX CableComms UK Ordinary Shares and NYNEX CableComms US Shares of Common Stock (including shares represented by NYNEX CableComms ADSs) in exchange for CWC ordinary shares. If the transactions contemplated by the Agreement are consummated, among other things, NYNEX CableComms will become a part of the combined CWC group and its existing credit facilities would have to be repaid (absent waivers of change of control defaults) and are expected to be terminated and replaced with a CWC credit facility.

B   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

     The combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain reclassifications have been made to the previous years' combined financial statements in order to conform to the current year's format.

      NOTES TO COMBINED FINANCIAL STATEMENTS OF NYNEX CABLECOMMS GROUP PLC
        AND NYNEX CABLECOMMS GROUP INC. AND SUBSIDIARIES -- (CONTINUED)

     The combined financial statements are presented in pounds sterling ("L"). Solely for the convenience of the reader, the combined financial statements as of and for the year ended December 31, 1996 have been presented in US dollars ("$") at the rate of L1.00 = $1.7123, the Noon Buying Rate of the Federal Reserve Bank of New York on December 31, 1996. The presentation of the US dollar amounts should not be construed as a representation that the pounds sterling amounts shown could be so converted into US dollars at the rate indicated or at any other rate.

Principles of combination

     The combined financial statements present the financial position, results of operations, and cash flows of NYNEX CableComms as if the ownership structure described above had been in existence throughout the three-year period ended December 31, 1996.

     The historical results of the Predecessor Businesses have been included in the combined financial statements from the date they were formed or came under the control of NYNEX. The combined financial statements include the historical results of each entity. Transactions between entities which are now part of NYNEX CableComms and all significant intercompany accounts and transactions have been eliminated in combination. Certain costs incurred by NYNEX prior to the Combined Offering have been charged to NYNEX CableComms prior to the Combined Offering on a direct or allocated basis. Such costs are not substantially different from those which NYNEX CableComms would have incurred on a stand-alone basis.

     Accumulated deficit in the combined balance sheets represents all profits and losses since inception of the Predecessor Businesses.

Cash and temporary cash investments

     Temporary cash investments, which are considered cash equivalents for cash flow reporting purposes, are liquid investments with maturities of three months or less and are stated at cost.

Investments

     Investments in affiliated companies, representing investments in which NYNEX CableComms' ownership interest is between 20% and 50%, are accounted for using the equity method. Investments in which the ownership interest is less than 20% are accounted for using the cost method and approximate fair value. Investments are included in Other assets.

Franchise costs

     Costs of successful franchise applications are capitalized and amortized over the life of the franchise license and included in Other assets. Costs of unsuccessful franchise applications are charged to expense.

Goodwill

     Goodwill arising from the acquisition of companies holding the right to construct and operate cable television and telecommunications networks represents the excess of cost over the fair value of net assets acquired. Goodwill is amortized on a straight-line basis over 40 years, the estimated useful life of the network. Goodwill that is not expected to be recoverable based on undiscounted cash flow analyses is accounted for as an impairment of value. No such impairment has occurred.

Property, plant and equipment

     Property, plant and equipment is stated at cost. Cost includes materials, direct labor and overhead expenses directly attributable to the design, construction and installation of NYNEX CableComms' cable

      NOTES TO COMBINED FINANCIAL STATEMENTS OF NYNEX CABLECOMMS GROUP PLC
        AND NYNEX CABLECOMMS GROUP INC. AND SUBSIDIARIES -- (CONTINUED)

television and telecommunications network. Interest on borrowings to finance network construction is capitalized to the extent that it is incurred during the construction period.

     Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. After a portion of the network is fully constructed and released to sales, NYNEX CableComms commences depreciation of that part of the network, at the earlier of (i) three months after that release, and (ii) when customer levels reach 10% of total possible customers for that part of the network.

Deferred finance costs

     Costs of financing arrangements are capitalized and amortized over the periods of the related financing arrangements on a straight-line basis.

Interest rate derivatives

     NYNEX CableComms manages certain exposures to interest rate fluctuations through interest rate swaps and instruments similar to options. Premiums paid for option-type instruments are capitalized and amortized to interest expense over the term of the option. Unamortized premiums are included in Deferred finance costs. Gains and losses related to swaps and options used as hedges are deferred and recognized in income when the hedged transaction occurs.

Revenue recognition

     Cable television charges and telecommunications line rental charges are billed in advance and recognized when earned. Other telecommunications revenues are recognized as services are provided. Residential and business installation revenues are recognized in full upon installation to the extent of direct selling costs incurred. Revenue from the sale of managed fiber network is recognized upon completion of that network.

Pre-operating costs

     Costs incurred between the time a franchise license is awarded and connection of the first customer are charged to expense as incurred.

Advertising and promotion costs

     Advertising and promotion costs are expensed as incurred, and amounted to L9.5 million, L7.3 million and L4.6 million for the years ended December 31, 1996, 1995 and 1994, respectively.

Computer software costs

     The cost of computer software acquired or developed for internal use is expensed as incurred. Initial right-to-use fees for switching equipment, including initial operating system and initial application software costs, are capitalized and amortized over 5 years. Software updates and maintenance costs are expensed as incurred.

Income taxes

     NYNEX CableComms follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 requires that deferred tax assets and liabilities be measured based on the enacted tax rates that will be in effect in the periods in which temporary differences are expected to reverse.

      NOTES TO COMBINED FINANCIAL STATEMENTS OF NYNEX CABLECOMMS GROUP PLC
        AND NYNEX CABLECOMMS GROUP INC. AND SUBSIDIARIES -- (CONTINUED)

Foreign currencies

     Transactions denominated in foreign currencies are translated into pounds sterling using the rate of exchange in effect on the date of the transaction. Assets and liabilities denominated in foreign currencies are translated using the rate of exchange in effect on the balance sheet date. Exchange gains or losses resulting from transactions in foreign currencies are included in results of operations.

Minority interest

     Minority interest represents the interests of third parties in partnerships in which NYNEX CableComms has a controlling interest.

     Minority interest is the net amount of capital contributed to the partnerships by the minority partners, adjusted by their share of allocated losses or profits arising since the inception of the partnerships, as calculated in accordance with the respective partnership agreement.

     Prior to the reorganization of the South financing arrangement on March 31, 1995 (see Note E) and the introduction of the limited partner in the South, Minority interest included the unamortized balance of deferred transaction costs including interest rate derivative costs.

Long-lived assets

     Effective January 1, 1996, NYNEX CableComms adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. Adoption of SFAS No. 121 did not have a material effect on NYNEX CableComms' results of operations, cash flows or financial position as NYNEX CableComms' previous policy was similar, in all material aspects, to SFAS No. 121.

Net loss per ADS

     Net loss per ADS is based on the weighted average number of ADSs outstanding during the period and ADS equivalents outstanding during the period, computed in accordance with the treasury stock method.

C   INCOME TAXES

     The components of the income tax benefit (expense) are as follows:

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                                   1995        1994        1996
                                                                 --------    --------    --------
                                                       1996         L           L           $
                                                     --------
                                                        L
                                                                    (IN THOUSANDS)
US TAXATION
Federal:
  Current tax expense.............................         --        (505)         --          --
  Current -- receipt for US tax losses utilized by
     NYNEX........................................         --       6,600      25,539          --
  Deferred -- net.................................         --      12,754      (5,818)         --
                                                     --------    --------    --------    --------
                                                           --      18,849      19,721          --
  State and local, net of federal benefit.........         --         385       1,185          --
UK TAXATION
  Current tax expense.............................         --        (643)         --          --
                                                     --------    --------    --------    --------
Total.............................................         --      18,591      20,906          --
                                                     ========    ========    ========    ========

      NOTES TO COMBINED FINANCIAL STATEMENTS OF NYNEX CABLECOMMS GROUP PLC
        AND NYNEX CABLECOMMS GROUP INC. AND SUBSIDIARIES -- (CONTINUED)

     The US and UK tax expense in 1995 represents the tax payable on the interest earned from investing cash received from the proceeds of the issuance of shares in June 1995.

     A reconciliation between the US federal income tax benefit (expense) computed at the statutory rate of 35% and the effective tax benefit is as follows:

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                                     1995       1994       1996
                                                                   --------   --------   --------
                                                          1996        L          L          $
                                                        --------
                                                           L
                                                                     (IN THOUSANDS)
Federal income tax benefit computed at statutory
  rate................................................     7,995      6,660     24,649     13,690
State and local income taxes (net of federal tax
  benefit)............................................        --        385      1,185         --
Valuation allowance...................................    (8,245)     8,120     (3,779)   (14,118)
Reversal of deferred tax liability....................        --     12,754         --         --
Adjustment to federal income tax benefit for foreign
  non-consolidated members............................       477     (8,969)      (292)       817
Other.................................................      (227)       284       (857)      (389)
UK current tax expense................................        --       (643)        --         --
                                                        --------   --------   --------   --------
Total tax benefit.....................................        --     18,591     20,906         --
                                                        ========   ========   ========   ========

     The components of deferred tax assets and liabilities are as follows:

                                                                 1996                     1995
                                                        ----------------------   ----------------------
                                                                   LIABILITIES    ASSETS    LIABILITIES
                                                                   -----------   --------   -----------
                                                         ASSETS         L           L            L
                                                        --------
                                                           L
                                                                        (IN THOUSANDS)
US deferred tax assets due to:
Pre operating costs...................................     1,340            --         --            --
Depreciation and amortization.........................        --        10,279         --            --
Other.................................................       208           375         --            --
US net operating loss carry forward...................    19,032            --      1,681            --
                                                        --------   -----------   --------   -----------
                                                          20,580        10,654      1,681            --
Valuation allowance...................................    (9,926)           --     (1,681)           --
                                                        --------   -----------   --------   -----------
                                                          10,654        10,654         --            --
                                                        --------   -----------   --------   -----------
Net deferred tax liabilities..........................        --            --         --            --
                                                        ========      ========   ========      ========

     At December 31, 1996 there is also a deferred tax asset in relation to UK operating losses carried forward of L70.5 million (1995: L70.3 million). A full valuation allowance has been provided against this amount.

     At December 31, 1996, the NYNEX UK Holdings consolidated group has US net operating losses ("NOLs") available for carry forward of approximately L54.0 million (1995: L7.0 million). These NOLs will start to expire on December 31, 2010 because under US tax law, the NOLs have a fifteen year carry forward period.

     Prior to June 14, 1995 NYNEX CableComms' US corporations were included in the NYNEX consolidated federal income tax return and in New York State and New York City combined income tax filings. While included in the NYNEX tax filings, NYNEX CableComms' US corporations were allocated payments in accordance with the effect their losses had on reducing the consolidated group's taxable income. As a result of the reorganization which occurred immediately prior to the completion of the NYNEX CableComms' initial public offering on June 14, 1995, NYNEX CableComms and its US corporations do not qualify to be included in the NYNEX consolidated US federal tax return or in any state or local combined tax

      NOTES TO COMBINED FINANCIAL STATEMENTS OF NYNEX CABLECOMMS GROUP PLC
        AND NYNEX CABLECOMMS GROUP INC. AND SUBSIDIARIES -- (CONTINUED)

returns. As a result, for tax periods after June 14, 1995, equivalent payments have not been made to NYNEX CableComms by NYNEX for any further losses generated and NYNEX UK Holdings and its US subsidiaries have been treated as a consolidated group of corporations for US tax return purposes. However, neither NYNEX CableComms UK nor NYNEX CableComms US have been consolidated with NYNEX UK Holdings, or its subsidiaries for US tax purposes. As a result, NYNEX CableComms UK and NYNEX CableComms US will file their own US federal tax returns separately from NYNEX UK Holdings.

D   PROPERTY, PLANT AND EQUIPMENT, NET

     The components of property, plant and equipment, net, are as follows:

                                                                DECEMBER 31,         ESTIMATED
                                                            --------------------      USEFUL
                                                              1996        1995         LIVES
                                                            --------    --------    -----------
                                                               L           L
                                                               (IN THOUSANDS)
Network..................................................    661,458     464,337       40 years
Cable....................................................     95,182      74,295    15-20 years
Electronic equipment.....................................    304,415     211,622     5-10 years
Buildings and leasehold improvements.....................     37,694      35,097       25 years
Other....................................................     50,789      41,559      4-5 years
                                                            --------    --------
Total depreciable property, plant and equipment..........   1,149,538    826,910
Less: accumulated depreciation...........................   (115,154)    (62,270)
                                                            --------    --------
                                                            1,034,384    764,640
Land.....................................................      1,262       1,189
Plant under construction and other.......................     62,473      93,195
                                                            --------    --------
Total property, plant and equipment, net.................   1,098,119    859,024
                                                            ========    ========

E   FINANCING OF NYNEX CABLECOMMS

Financing arrangements

     At December 31, 1996, NYNEX CableComms was party to two broadly similar financing arrangements, one for the Northern Operating Companies and one for the Southern Operating Companies.

     Under the arrangements, two entities related to NYNEX (the "limited partners") provide credit facilities to the Operating Companies and invest capital, through limited partnership interests, in partnerships controlled by NYNEX CableComms. Deferred finance costs of L23.0 million for the Southern arrangement and L42.0 million for the North arrangement were incurred in December 1993 and December 1994, respectively.

Credit facilities

     The credit facilities are for a maximum of L542.5 million in the case of the Northern Operating Companies and L274.0 million in the case of the Southern Operating Companies. An additional L157.5 million is available under the North financing arrangement to expand the network into additional franchise areas if such franchises are acquired prior to December 31, 1998.

     The facilities are in the form of revolving loans which require interest only payments. Interest accrues at a fluctuating rate based on Sterling London InterBank Offered Rate ("LIBOR") plus a margin, which was 1.2% at December 31, 1996 and 1995 for the North financing arrangement and 1.5% at December 31, 1996 and 1995 for the South financing arrangement. The revolving loans are expected to convert to term loans on

      NOTES TO COMBINED FINANCIAL STATEMENTS OF NYNEX CABLECOMMS GROUP PLC
        AND NYNEX CABLECOMMS GROUP INC. AND SUBSIDIARIES -- (CONTINUED)

December 31, 1998, for the South financing arrangement and December 31, 1999 for the North financing arrangement requiring quarterly repayments of principal thereafter.

     NYNEX CableComms has entered into two forward sterling interest rate swaps with NYNEX to reduce potential exposure to interest rate risk on floating rate financing arrangements (See Note G).

Limited partnership interests

     In addition to providing credit facilities to the Northern and Southern Operating Companies, the limited partners also have limited partnership interests in partnerships (the "North Partnership" and the "South Partnership") controlled by NYNEX CableComms. Under the partnership agreements the limited partners generally have a 15% interest in all items of income, gain, loss deduction or credit. Further details of these interests are set out in Note F.

     The North and South Partnerships are included in the combined financial statements. The limited partners are entitled to distributions if declared and their capital contributions in the North and South Partnerships are reflected in Minority interest. The revolving loans from the limited partners to the Northern and Southern Operating Companies are reflected in Long-term debt.

NYNEX financing facility

     NYNEX has entered into a further credit facility directly with NYNEX CableComms to make available up to L200.0 million (the "NYNEX Facility") to be borrowed at NYNEX CableComms' option at an interest rate of 3 month Sterling LIBOR plus 4.0%. NYNEX CableComms may make drawings under this facility at any time before May 31, 1997. Any amounts borrowed under the facility are to be repaid in full by May 31, 1998. No drawings have yet been made on this facility.

Guarantees from NYNEX

     NYNEX provides guarantees to those parties unrelated to NYNEX who are members of the limited partners (the "Third Parties") on the performance of its subsidiaries, and completion guarantees for the first five years of the agreements that require a specified number of homes to be passed. If the construction program does not meet certain tests (including, but not limited to, certain financial ratios and franchise license compliance), the completion guarantee will necessitate payments to be made to the Third Parties by NYNEX. NYNEX also provides indemnifications to these entities, among others, in respect of certain liabilities, including all liability, loss or damage incurred as a result of any breach of the agreements set forth, and tax indemnifications relating to events prior to the creation of the North and South Partnerships and the North and South limited partners.

Covenants and securities

     The revolving loans are unsecured obligations of the Operating Companies. However, NYNEX CableComms has pledged its interests in the North and South Partnerships as collateral for repayment of the North and South revolving loans, respectively, and significant restrictions exist on the rights of the Operating Companies to encumber any assets or incur any additional indebtedness. The North and South Partnerships hold substantially all of the ordinary share capital of the Operating Companies.

Purchase option

     The Companies have certain rights to purchase the equity interests held by the limited partners. The purchase option provides for the acquisition of these equity interests at a price equal to fair market value, but in no event less than the unrecovered investment of the limited partners. Under certain circumstances,

      NOTES TO COMBINED FINANCIAL STATEMENTS OF NYNEX CABLECOMMS GROUP PLC
        AND NYNEX CABLECOMMS GROUP INC. AND SUBSIDIARIES -- (CONTINUED)

following the occurrence of certain adverse events, the failure to purchase the limited partner's interest could result in a liquidation of the North and South Partnerships.

Interest on borrowings

     Interest on borrowings to finance network construction is capitalized to the extent that it is incurred during the construction period. Interest costs amounted to L29.2 million, L18.8 million and L0.5 million for the years ended December 31, 1996, 1995 and 1994, respectively, of which L6.0 million, L2.8 million and L0.2 million was capitalized, respectively.

F   MINORITY INTEREST

     Minority interest reflects the limited partners' interest in the North and South Partnerships (see Note E).

     The limited partners have contributed L211.7 million as of December 31, 1996 and 1995. The Minority interest in the North Partnership and South Partnership was L18.8 million and L57.8 million at December 31, 1996, respectively, and L76.2 million and L55.9 million at December 31, 1995, respectively.

     Under the agreements, NYNEX CableComms generally has an 85% interest, and the limited partners generally have a 15% interest, in items of income, gain, loss, deduction or credit, except in respect of the initial losses and profits (being specified amounts of profits or losses calculated in accordance with US tax principles) of the relevant Partnership. The North and South Partnerships generally have an 85% interest in the North and South Operating Companies, respectively.

     Initial losses up to a maximum cumulative amount of L200.0 million for the North Partnership and L40.0 million for the South Partnership will be allocated to the limited partners. Subsequent losses will be wholly allocated to NYNEX CableComms until its share of the cumulative losses of the relevant Partnership is equal to 85% of such cumulative losses. Losses thereafter, if any, will be allocated 85% to NYNEX CableComms and 15% to the limited partners. Initial profits will be allocated between NYNEX CableComms and the limited partners in proportion to the cumulative losses allocated to each partner until such losses have been fully offset by profits. Thereafter, all profits are to be allocated 85% to NYNEX CableComms and 15% to the limited partners. Initial losses for the South Partnership reached L40.0 million in the first quarter of 1996. Initial losses for the North Partnership have not yet reached L200.0 million.

     For the purposes of preparing the combined financial statements, the profit or loss of the relevant Partnership is allocated between NYNEX CableComms and the limited partners in accordance with the profit and loss allocations set out in the relevant agreement.

G   FINANCIAL INSTRUMENTS

Interest rate derivatives

     NYNEX CableComms has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks.

Off-balance-sheet risk and concentrations of credit risk

     NYNEX CableComms has entered into two forward sterling interest rate swaps with NYNEX to reduce potential exposure to interest rate risks inherent in the North and South financing arrangements. Under the interest rate swaps, NYNEX CableComms agreed to exchange with NYNEX, on a quarterly basis, the difference between fixed-rate (9.15% for the North and 7.02% for the South) and floatingrate 3 month Sterling LIBOR interest amounts calculated by reference to an agreed notional principal amount. The notional principal amounts of the swaps are L700.0 million and L273.7 million for swaps entered into on December 31, 1994 and December 31, 1993, respectively. The net effect of the interest rate swaps is to fix the

      NOTES TO COMBINED FINANCIAL STATEMENTS OF NYNEX CABLECOMMS GROUP PLC
        AND NYNEX CABLECOMMS GROUP INC. AND SUBSIDIARIES -- (CONTINUED)

net cash outflow of NYNEX CableComms with respect to 3 month Sterling LIBOR to 9.15% and 7.02% of the appropriate financing arrangement. In order to correspond to the underlying financing arrangements for the North and the South, the effective date of the swaps is the first payment date after January 1, 2000 for the North and January 1, 1999 for the South. The swaps expire by December 31, 2004 and 2003, respectively.

     In addition, NYNEX CableComms has entered into two agreements with NYNEX to reduce the notional amount of the interest rate swaps at NYNEX CableComms' option. The notional amount may be reduced at any time, and periodically in whole or in part, without any penalty or additional payments. The effective dates and expiration dates of these options are the same as the swap transactions. NYNEX CableComms paid premiums of L18.3 million and L7.0 million, in respect of the North and South financing arrangements, respectively, which are being amortized over the life of the options.

     Both the interest rate swaps and the options are marked to market with gains and losses deferred until the effective date, at which time deferred gains or losses will be amortized over the remaining term. Gains deferred in respect of these two instruments were L2.4 million and L2.9 million at December 31, 1996, and 1995 respectively, and losses deferred were L8.8 million and L5.9 million at December 31, 1996 and 1995 respectively.

     These transactions primarily involve risk associated with changes in interest rates, which is mitigated by payment of a fixed rate to the counterparty, NYNEX. Since this is a related party transaction, the management of NYNEX CableComms believes that any risk associated with counterparty non-performance is remote. The remaining risk is limited to situations where the floating rates become lower than the fixed rates. The settlement of these transactions is not expected to have a material adverse effect upon NYNEX CableComms' financial position or results of operations.

Fair value of financial instruments

     The following methods and assumptions were used to estimate the fair value of each type of financial instrument:

     Long-term debt. The carrying value of outstanding revolving loans is based on the net book value and approximates fair value at December 31, 1996 and 1995. Due to the revolving nature of these loans, along with the variable rate of interest charged, NYNEX CableComms will repay and reborrow any loans that diverge from fair value.

     Interest rate derivatives. The estimated fair value is based on amounts NYNEX CableComms would pay or receive to enter into similar instruments, taking into account current market rates. The estimated fair value of derivatives was L13.2 million and L19.0 million at December 31, 1996 and 1995, respectively.

H  EMPLOYEE BENEFITS

     NYNEX CableComms has established a defined contribution pension plan to which it contributes up to specified percentages of annual compensation for employees who are members of the plan. Participating employees contribute a percentage of their annual compensation based on their age and length of service. Company contributions are based on employee contributions and service completed in the plan. Employee contributions are fully vested. Employer contributions become vested after two years of qualifying service in the plan. Substantially all employees are eligible to participate in the plan. Administration and investment charges involved in running the plan are paid by NYNEX CableComms. NYNEX CableComms' contributions and expenses in maintaining the plan were L362,000, L313,000 and L272,000 for the year ended December 31, 1996, 1995 and 1994, respectively.

     NYNEX CableComms does not sponsor a defined benefit pension plan nor does it provide any significant postemployment or postretirement benefits.

      NOTES TO COMBINED FINANCIAL STATEMENTS OF NYNEX CABLECOMMS GROUP PLC
        AND NYNEX CABLECOMMS GROUP INC. AND SUBSIDIARIES -- (CONTINUED)

I    STOCK OPTION PLANS

     The Companies operate two stock option plans, details of which are set out below:

Employee Share Option Plan

     The Employee Share Option Plan ("ESOP") was adopted in connection with the Combined Offering to provide share options to employees and executive officers of NYNEX CableComms. Employees and executive officers are eligible to participate if they are contracted to work at least 20 hours a week (in the case of employees) or 25 hours a week (in the case of Directors) and are not expected to retire within two years of the date on which options are granted.

     Options are granted in Units. The option price for each Unit so far granted is 137p (the listing price on June 14, 1995). The price of any further options granted will be the average of the middle market quotations as derived from the Official List of the London Stock Exchange during the three trading days immediately preceding the date on which options are granted. No option may be granted to a participant which would, at the date of grant, cause the total of the aggregate market value of Units comprised in such option to exceed the greater of four times the amount of the participant's annual remuneration or L100,000. From April 29, 1996, the aggregate market value of NYNEX CableComms Units which can be granted under options to a participant is governed by the limit introduced by the Finance Act 1996. The number of options which can be granted is currently limited to 23.1 million. Options granted under the plan are not transferable and generally may only be exercised within three to ten years after the date of grant, after which it will lapse. The exercise of an option will be subject to objective performance related conditions as have and may be determined by the Remuneration Committee which administers the ESOP. Options granted were 11,644,893 at each of December 31, 1996 and 1995, and options outstanding were 8,670,440 and 10,791,089 at December 31, 1996 and 1995, respectively, with the balance having been forfeited.

SAYE Plan

     The NYNEX CableComms Savings-Related Share Option Plan (the "SAYE Plan") was also adopted in connection with the Combined Offering. An eligible employee who wishes to participate in the SAYE Plan must take out a Save-As-You-Earn ("SAYE") contract with a building society to save a regular sum of between L10 and L250 each month for five years. At the end of the SAYE contract (which can be a term of five or seven years), the participant is entitled to a bonus payable by the building society and may use the amount saved and the bonus to purchase shares at the option price. An option granted under the SAYE plan is not transferable and generally may only be exercised within the period of six months commencing at the end of the SAYE contract.

     Options are granted in Units. The option price per Unit granted in 1995, which may not be less than 80% of the market value of such Units, is 111p, being 80% of the price of Units on the date of the Combined Offering. The option price per Unit granted in 1996 is 85.5p. This option price, as with the price of any further options granted, may not be less than 80% of the average of the middle market quotations as derived from the Official List of the London Stock Exchange during the three days immediately preceding the date invitations to apply for options are issued. Options granted were 6,195,282 and 2,908,333 at December 31, 1996 and 1995, respectively, and options outstanding were 4,783,631 and 2,834,487 at December 31, 1996 and 1995, respectively, with the balance having been forfeited.

Accounting for stock based compensation

     NYNEX CableComms has adopted the disclosure only provisions of SFAS No. 123 -- "Accounting for Stock Based Compensation", as of December 31, 1996. If NYNEX CableComms had elected to recognize compensation costs for the ESOP and SAYE plan based on the fair value at the grant dates for awards under the plans, consistent with the methods prescribed by SFAS No. 123, net loss and loss per ADS would not have

      NOTES TO COMBINED FINANCIAL STATEMENTS OF NYNEX CABLECOMMS GROUP PLC
        AND NYNEX CABLECOMMS GROUP INC. AND SUBSIDIARIES -- (CONTINUED)

been materially affected, as a significant portion of the additional expense would be allocated to the Minority interest. The effects of applying the Statement for this period may not be representative of the effects on reported net loss and net loss per ADS in future years.

J   LEASES

     NYNEX CableComms leases certain properties and equipment used in its operations.

a)  Capital leases

     The following is an analysis of the leased property under capital leases by major classes:

                                                                            ASSET BALANCES AT
                                                                              DECEMBER 31,
                                                                           -------------------
                           CLASS OF PROPERTY                                            1995
-----------------------------------------------------------------------                -------
                                                                            1996       L
                                                                           -------
                                                                              L
                                                                                (IN THOUSANDS)
Computer related assets................................................      8,350       1,813
Less: accumulated depreciation.........................................       (494)       (171)
                                                                             -----       -----
Total computer related assets, net.....................................      7,856       1,642
                                                                             =====       =====

     At December 31, 1996, the future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, for the periods shown are as follows:

                                                                                    CAPITAL
                                                                                 --------------
                                                                                 L
                                                                                 (IN THOUSANDS)
Year ending
1997...........................................................................        3,064
1998...........................................................................        3,025
1999...........................................................................        1,934
2000...........................................................................           --
2001...........................................................................           --
Thereafter.....................................................................           --
                                                                                       -----
Net minimum lease payments.....................................................        8,023
Less amount representing interest..............................................         (671)
                                                                                       -----
Present value of net minimum lease payments....................................        7,352
                                                                                       =====

b)  Operating leases

     The rental costs arising from operating leases are expensed in the year they are incurred. Rental expense was L5.6 million, L4.8 million, and L3.3 million for the year ended December 31, 1996, 1995 and 1994, respectively.

      NOTES TO COMBINED FINANCIAL STATEMENTS OF NYNEX CABLECOMMS GROUP PLC
        AND NYNEX CABLECOMMS GROUP INC. AND SUBSIDIARIES -- (CONTINUED)

     At December 31, 1996, the minimum lease commitments under noncancelable leases with terms of up to 25 years for the periods shown are as follows:

                                                                                   OPERATING
                                                                                 --------------
                                                                                 L
                                                                                 (IN THOUSANDS)
1997...........................................................................        9,800
1998...........................................................................       11,495
1999...........................................................................       10,658
2000...........................................................................        9,179
2001...........................................................................        3,050
Thereafter                                                                            28,456
                                                                                      ------
Present value of net minimum lease payments                                           72,638
                                                                                      ======

     Expiring leases are expected to be renewed or replaced by other leases in the normal course of business.

K   RELATED PARTY TRANSACTIONS

Transactions with Affiliates

     NYNEX CableComms has entered into a trademark licence agreement dated May 15, 1995 between NYNEX and NYNEX CableComms and NYNEX CableComms Limited, under which NYNEX CableComms and NYNEX CableComms Limited are required to pay L4.0 million per annum for five years for use of the "NYNEX" name, and services and secondment agreements dated May 15, 1995 pursuant to which NYNEX and its subsidiaries provide certain services and secondees at an arm's length cost to NYNEX CableComms. The agreements cover both the scope and cost of such services.

     NYNEX makes certain payments on behalf of NYNEX CableComms, including purchases of equipment and payments of certain expenses. These payments amounted to L6.6 million, L5.3 million, and L29.2 million in 1996, 1995 and 1994, respectively.

     Under an agreement dated May 15, 1995 between NYNEX and NYNEX UK CableComms Holdings Inc. (as amended by a Supplemental Facility Agreement dated March,
1996), NYNEX has also made available to NYNEX CableComms a credit facility of L200.0 million from 1 June 1996.

     Prior to June 14, 1995, NYNEX CableComms received and was charged for certain corporate governance and ownership services provided by NYNEX and certain of its subsidiaries. These services included technical expertise and system development work in the areas of network planning, design and operations, evaluation of new technologies and architectures for the franchises, accounting and tax support, technical support, data processing and related services, material management services, human resources and planning and payroll administration for individuals who have been seconded to NYNEX CableComms. The costs of these services were allocated to NYNEX CableComms through intercompany billings. The management of NYNEX CableComms believes that the allocation methodologies, as described below, provided a reasonable basis for allocating costs to NYNEX CableComms, which totaled L2.6 million and L4.3 million for 1995 and 1994, respectively.

     In respect of charges prior to June 14, 1995, NYNEX and its subsidiaries regularly conducted studies to identify on whose behalf functions were being performed. Directly charged costs which applied exclusively to one subsidiary were charged only to that subsidiary. Directly attributable costs which applied to more than one subsidiary were allocated based on usage, specific work plans, and relative size (composite of employees and assets) of the applicable subsidiaries. Indirectly attributable and unattributable costs for services performed on behalf of all subsidiaries were allocated based on the relative size of the subsidiaries.

      NOTES TO COMBINED FINANCIAL STATEMENTS OF NYNEX CABLECOMMS GROUP PLC
        AND NYNEX CABLECOMMS GROUP INC. AND SUBSIDIARIES -- (CONTINUED)

     For additional discussion of related party transactions, see Notes E, F and G.

L   SUPPLEMENTAL CASH FLOW INFORMATION

     The following information is provided in accordance with SFAS No. 95, "Statement of Cash Flows":

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                       1996        1995        1994        1996
                                                      -------     -------     -------     -------
                                                         L           L           L           $
                                                                    (IN THOUSANDS)
Interest payments.................................     22,756      15,258         101      38,965
                                                      -------     -------     -------     -------
Property, plant and equipment acquired by
  incurring directly related liabilities..........     67,577      63,953      51,183     115,712
                                                      -------     -------     -------     -------
Issuance of ordinary shares and common stock in
  relation to deferred compensation...............        665          --          --       1,139
                                                      -------     -------     -------     -------
Accrued transaction and finance costs.............         --          --       2,903          --
                                                      -------     -------     -------     -------

M  ADDITIONAL FINANCIAL INFORMATION

     Receivables, net, consists of the following:

                                                                         DECEMBER 31,
                                                                -------------------------------
                                                                             1995        1996
                                                                            -------     -------
                                                                 1996          L           $
                                                                -------
                                                                   L
                                                                        (IN THOUSANDS)
Accounts receivable.........................................     20,882      10,612      35,756
Value Added Tax receivable..................................      5,798      12,153       9,928
Amounts due from parent and its subsidiaries................      8,702       6,808      14,901
Data processing costs repayment.............................     10,000      10,000      17,123
Contractor damages..........................................      1,087       1,375       1,861
Other.......................................................      6,572       2,603      11,253
                                                                -------     -------     -------
Total.......................................................     53,041      43,551      90,822
                                                                =======     =======     =======

     Other current liabilities consists of the following:

                                                                         DECEMBER 31,
                                                                -------------------------------
                                                                             1995        1996
                                                                            -------     -------
                                                                 1996          L           $
                                                                -------
                                                                   L
                                                                        (IN THOUSANDS)
Amounts owed to parent and its subsidiaries.................     10,160          --      17,397
Accrued programming costs...................................      5,806       4,920       9,942
Deferred income.............................................      6,783       4,624      11,614
Other.......................................................     28,966      37,290      49,598
                                                                -------     -------     -------
Total.......................................................     51,715      46,834      88,551
                                                                =======     =======     =======

N   LITIGATION AND OTHER CONTINGENCIES

     Various legal actions and proceedings are pending that may affect NYNEX CableComms. While counsel for NYNEX CableComms cannot give assurance as to the outcome of any of these matters, in the opinion of the management of NYNEX CableComms based upon the advice of counsel for NYNEX CableComms, the

      NOTES TO COMBINED FINANCIAL STATEMENTS OF NYNEX CABLECOMMS GROUP PLC
        AND NYNEX CABLECOMMS GROUP INC. AND SUBSIDIARIES -- (CONTINUED)

ultimate resolution of these matters in future periods is not expected to have a material effect on NYNEX CableComms' financial position, operating results or cash flows.

O   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                  FOR THE QUARTERS ENDED
                                                  ------------------------------------------------------
                                                  MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                                  ---------    --------    -------------    ------------
                                                          L           L                L               L
                                                          (IN THOUSANDS, EXCEPT PER ADS AND MARKET PRICE
                                                                                                AMOUNTS)
1996
Operating revenues.............................     32,521       35,529        40,818           42,373
Operating loss.................................    (19,220)     (15,566)      (12,085)         (13,178)
Net loss.......................................     (9,353)      (4,133)       (5,199)          (4,160)
Net loss per ADS...............................     (0.101)      (0.045)       (0.056)          (0.045)
Market price:sec.
  High.........................................    $    17     $ 19 1/4       $17 1/8         $ 19 5/8
  Low..........................................    $    13     $ 15 7/8       $13 1/4         $ 13 7/8
1995
Operating revenues.............................     16,904       18,364        21,807           27,944
Operating loss.................................    (22,081)     (25,324)      (21,443)         (11,030)
Net (loss) profit..............................     (3,618)       3,065         2,252           (2,138)
Net (loss) profit per ADS......................      (0.04)        0.03          0.02            (0.02)
Market price:sec.
  High.........................................         --     $     22       $    23         $ 22 5/8
  Low..........................................         --     $ 19 1/4       $    18         $ 17 3/8

---------------

sec. Market prices are those published by the Nasdaq National Market and are based on the middle market quotations derived from Datastream International.

                                 EXHIBIT INDEX

                                                                          PAGE
EXHIBIT NO.     DESCRIPTION                                              NUMBER
-----------     -----------                                              ------

10.11(a)        Letter Agreement on Interconnect Charges dated July 19,
                1996 between BT and NYNEX CableComms Bolton. (Identical agreements have been entered into between BT and fifteen other affiliates of the Registrants).

10.11(b)        Letter Agreement on Interconnect Charges dated July 19,
                1996 between BT and NYNEX CableComms Bolton. (Identical agreements have been entered into between BT and fifteen other affiliates of the Registrants).

10.11(c) Letter Agreement on Review of certain aspects of the Interconnect Agreement dated July 19, 1996 between BT and NYNEX CableComms Bolton. (Identical agreements have been entered into between BT and fifteen other affiliates of the Registrants).

10.11(d)        Letter Agreement on Interconnect Charges dated July 19,
                1996 between BT and NYNEX CableComms Bolton. (Identical agreements have been entered into between BT and fifteen other affiliates of the Registrants).

10.11(f)        Letter Agreement on conveyancing termination rate dated
                June 13, 1996, between BT and NYNEX CableComms Bolton.
                (Identical agreements have been entered into between BT and fifteen other affiliates of the Registrants).

10.11(g)        Letter Agreement on Interconnect Charges dated December
                19, 1996, between BT, the Operating Companies and
                NYNEX CableComms Limited.

10.12 Interconnection Agreement, dated November 11, 1996, between Mercury Communications Limited and NYNEX
                CableComms Limited.

10.12(a) Agreement settling payment for backdated claims relating to Interconnect Charges ("Interconnect") dated November 11, 1996, between Mercury Communications Limited and NYNEX CableComms
                Limited.

10.12(b)        Agreement dated November 11, 1996 between Mercury Communications
                Limited and NYNEX CableComms Limited regarding mobile charges.

10.12(c) Amendment to Interconnection Agreement, dated February 11, 1997 between Mercury Communications Limited and NYNEX CableComms
                Limited.

10.17(b)        Agreement, dated October 1, 1996, between NYNEX CableComms
                Limited, John F. Killian, NYNEX CableComms Group PLC and NYNEX
                CableComms Group Inc. amending the terms of the Service
                Agreement between the same parties.

10.20(b)        Second Amendment to Secondment Agreement, dated October 1,
                1996, between NYNEX CableComms Limited and NYNEX Worldwide
                Services Group, Inc. with respect to John F. Killian.*

10.22(a)        Amendment to Letter of Appointment, dated July 11, 1996, among
                John L. Rennocks, NYNEX CableComms Group PLC and NYNEX
                CableComms Group Inc.

10.37(a)        Supplemental Facility Agreement amending the Facility
                Agreement dated March    , 1996, between NYNEX UK
                CableComms Holdings, Inc. and NYNEX Corporation.

10.39(b)        Second Amendment to Assignment Letter, dated October 1,
                1996, among NYNEX Corporation, NYNEX Worldwide Services
                Group, Inc. and John F. Killian.*

10.44(a)        Letter Agreement amending Programming dated [July/August]
                       , 1995 between British Sky Broadcasting Limited,
                British Sky Broadcasting Group PLC, NYNEX CableComms
                Limited and the Operating Companies.

10.45           Letter of Appointment, dated July 11, 1996, among Sir Bryan
                Carsberg, NYNEX CableComms Group PLC and NYNEX CableComms Group
                Inc.

10.46           Letter of Appointment, dated July 11, 1996, among Mel Meskin,
                NYNEX CableComms Group PLC and NYNEX CableComms Group Inc.

10.47           Letter of Termination, dated April 16, 1996, among Jeff Henry,
                NYNEX CableComms Group PLC and NYNEX CableComms Group Inc.

10.48           Loyalty Bonus and Severance Terms Letter, dated December 13,
                1996, among Carl Grose, NYNEX CableComms Group PLC and NYNEX
                CableComms Group Inc.

10.49           Form of Loyalty Bonus and Severance Terms Letter, dated December
                13, 1996, among the named Executive director, NYNEX CableComms
                Group PLC and NYNEX CableComms Group Inc. (Substantially identical agreements have been entered into for Colin I.
                Chadwick, John Doherty, Edward L. Hatch, John J. McHale, Paul H.
                Repp, Graham L. Robertson, Allen J.M. Saunders, Michael T.
                Schieck, Michael W. Stevenson and Patrick Welsh III).

10.50 Loyalty and Severance Terms Letter, dated December 13, 1996, among Nicholas P. Mearing-Smith, NYNEX CableComms Group PLC and
                NYNEX CableComms Group Inc.

24              Power of Attorney.

27              Financial Data Schedule.